Form 10-Q
period 1996-03-31
PS MARINA INVESTORS I
filed 1996-05-10
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                   __________________________________________

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   __________________________________________

For Quarter Ended                                                Commission File
- -----------------                                                ---------------
March 31, 1996                                                   Number 0-17672


                             PS MARINA INVESTORS I,
                        a California Limited Partnership
                        --------------------------------
             (Exact name of registrant as specified in its charter)


     California                                                   95-4137996
- -------------------------                                    -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                                Identification No.)



          16633 Ventura Boulevard, 6th Floor, Encino, California 91436
          ------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)


Registrant's phone number, including area code:   (818) 907-0400




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.




                          X
                        -----                     -----
                         Yes                        No

                                      INDEX


PART I.     FINANCIAL INFORMATION                                 PAGE REFERENCE


     Balance Sheets at March 31, 1996 and
       December 31, 1995                                                 2

     Statements of Operations for the three month
       periods ended March 31, 1996 and 1995                             3

     Statements of Cash Flows for the three month
       periods ended March 31, 1996 and 1995                             4

     Notes to Financial Statements                                      5-13

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                      14-15



PART II.   OTHER INFORMATION                                             16

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                                  BALANCE SHEETS
                                   (Unaudited)



                                                   March 31,       December 31,
                                                     1996              1995
                                                 -----------       -----------
ASSETS

Cash                                             $    62,000       $    26,000
Accounts receivable                                   88,000            80,000
Tower Park Marina, net                             2,459,000         2,529,000
Marina facilities and other related
  assets to be abandoned, net                      2,191,000         2,750,000
Other assets, net                                    320,000           115,000
                                                 -----------       -----------
                                                 $ 5,120,000       $ 5,500,000
                                                 -----------       -----------
                                                 -----------       -----------
LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses            $ 1,115,000       $   848,000
Accounts payable and other liabilities
  related to marinas to be abandoned                 974,000         1,034,000
Interest payable                                   1,513,000         1,328,000
Advances from affiliates                           1,426,000         1,208,000
Deferred rentals                                      91,000           111,000
Notes payable                                      6,729,000         6,729,000
Notes payable related to marinas to
  be abandoned                                     2,000,000         2,557,000
Commitments and contingencies                            -                 -

Partners' deficit:
  Limited partners' deficit, $5,000
    per unit, 4,508 units authorized, issued
    and outstanding                               (7,780,000)       (7,371,000)
  Less deferred contributions                        (76,000)          (76,000)
                                                 -----------       -----------
                                                  (7,856,000)       (7,447,000)
  General partners' deficit                         (872,000)         (868,000)
                                                 -----------       -----------
    Total partners' deficit                       (8,728,000)       (8,315,000)
                                                 -----------       -----------
                                                 $ 5,120,000       $ 5,500,000
                                                 -----------       -----------
                                                 -----------       -----------



                             See accompanying notes.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS

            For the three month periods ended March 31, 1996 and 1995
                                  (Unaudited)


                                            1996            1995
                                         ----------      ----------
Revenues:

   Slip rentals                          $  293,000      $  312,000
   RV Park                                  112,000         121,000
   Lease income                              58,000          57,000
   Restaurant and retail                    165,000             -
   Other income                              25,000          24,000
                                         ----------      ----------
                                            653,000         514,000
                                         ----------      ----------
Expenses:

   Cost of operations                       690,000         539,000
   Interest expense                         252,000         262,000
   Depreciation and amortization             88,000         231,000
   Management fees paid to an affiliate      36,000          31,000
                                         ----------      ----------
                                          1,066,000       1,063,000
                                         ----------      ----------
Net loss                                 $ (413,000)     $ (549,000)
                                         ----------      ----------
                                         ----------      ----------
Allocation of net loss:
Limited Partners'                        $ (409,000)     $ (544,000)
General Partners'                            (4,000)         (5,000)
                                         ----------      ----------
                                         $ (413,000)     $ (549,000)
                                         ----------      ----------
                                         ----------      ----------
Limited Partners' net loss
  per unit                               $   (90.73)     $  (120.67)
                                         ----------      ----------
                                         ----------      ----------



                             See accompanying notes.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                             STATEMENTS OF CASH FLOWS

            For the three month periods ended March 31, 1996 and 1995
                                   (Unaudited)


                                                            1996            1995
                                                         ----------      ----------
Cash flows from operating activities:
  Net loss                                               $(413,000)       $(549,000)
  Adjustments to reconcile net loss to net cash
   (used for) provided by operating activities:
    Depreciation and amortization                           88,000          231,000
    (Increase) decrease in accounts receivable              (8,000)          14,000
    (Increase) decrease in other assets                   (205,000)          75,000
    Increase in accounts payable
     and accrued expenses                                  267,000          196,000
    Increase in interest payable, net                      185,000          214,000
    Decrease in deferred rentals                           (20,000)         (15,000)
                                                         ---------       ----------
Net cash (used for) provided by operating activities      (106,000)         166,000
                                                         ---------       ----------
Net cash flow used for investing activities:
    Construction in progress and improvements
      to marina facilities                                 (76,000)         (81,000)
                                                         ---------       ----------

Cash flows from financing activities:
  Payments on notes payable                                    -             (9,000)
  Advances from affiliates, net                            218,000          (71,000)
                                                         ---------       ----------
Net cash provided by (used for) financing activities       218,000          (80,000)
                                                         ---------       ----------
Net increase in cash                                        36,000            5,000

Cash at the beginning of period                             26,000          314,000
                                                         ---------       ----------
Cash at the end of period                                $  62,000        $ 319,000
                                                         ---------       ----------
                                                         ---------       ----------



                             See accompanying notes.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

    DESCRIPTION OF THE PARTNERSHIP

    PS Marinas Investors I, a California Limited Partnership (the
    "Partnership"), was organized under the California Revised Limited Partnership Act, pursuant to a Certificate of Limited Partnership filed on January 6, 1988 to acquire, own, and operate and to a lesser extent, develop marina facilities.

    The General Partners in the Partnership are PS Marina Investors, Inc., a wholly-owned subsidiary of Westrec Properties, Inc. ("Westrec"), and B. Wayne Hughes, a shareholder of Westrec until June 1990.

    The Partnership was formed to sell a maximum of 12,000 units of limited partnership interest at $5,000 per unit ($60,000,000). The General Partners have contributed a total of $1,000. On November 27, 1989, the Partnership's offering was terminated with 4,508 units issued, resulting in $22,540,000 of limited partner funds being raised (before commission discount of $3,000 granted to an investor). Half of each Limited Partner's total capital contribution was deferred. The final installment was due on August 1, 1990, and $76,000 of such deferrals remain outstanding.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

    NET REALIZABLE VALUE RESERVE

    As of March 31, 1996 the Partnership owned three properties, Tower Park Marina, ThunderBoat Marina and Banyan Bay Marina. Because of continued operating cash flow deficits, the Partnership allowed the Chandlers Landing Yacht Club to be sold at a trustee foreclosure sale on February 6, 1996. In addition, the Partnership has decided to allow the lender to foreclose on the ThunderBoat and Banyan Bay Marinas. The foreclosure is expected to occur in 1996.

    As a result of the above, a net realizable value reserve of $6,851,000 (including a reserve for miscellaneous assets of $135,000) was established at December 31, 1995 and all the assets and liabilities associated with these properties were reclassified on the March 31, 1996 and December 31, 1995 Balance Sheet.

    In addition, a net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its estimated realizable value.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
    (CONTINUED)

    NET REALIZABLE VALUE RESERVE (CONTINUED)

    The Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective January 1, 1996. In accordance with this pronouncement, the Partnership records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. The adoption of SFAS No. 121 had no impact on the Partnership's financial position and results of operations. Additionally, no provision was made for depreciation of the cost of marina facilities and other related assets to be abandoned.

    OFFERING AND ORGANIZATION COSTS

    Costs incurred in preparing Partnership documents, prospectuses and any other sales literature, costs incurred in qualifying the units for sale under federal and state securities laws and costs incurred in marketing the units have been charged to the limited partners' equity to the extent the total does not exceed 5% of the gross proceeds of the offering. The amount by which these organization and registration costs exceeded 5% of the gross proceeds of the offering were borne by PS Marina Investors, Inc.

    CASH DISTRIBUTIONS

    Prior to December 1994, the General Partners had an interest in Cash Flow from Operations (as defined) and Cash from Sales or Refinancings (as defined) based on the timing and amount of prior distributions. No distributions have been made since 1991.

    In December 1994, in connection with the settlement of a lawsuit brought by 33 limited partners of the Partnership, the General Partners agreed to reduce their interest in all future cash distributions from any source to 1%.

    ALLOCATIONS OF NET INCOME OR LOSS

    As set forth in the Partnership Agreement, net loss shall be allocated 99% to the Limited Partners and 1% to the General Partners. Net income shall generally be allocated to Partners in proportion to their cash distributions.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
    (CONTINUED)

    EARNINGS PER UNIT

    Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the period, 4,508.

    MARINA FACILITIES

    Marina facilities are stated at cost to the Partnership less net realizable value reserves. Depreciation is calculated on a straight-line basis. Depreciable lives for the major asset categories are as follows:


          Asset Category                       Depreciable Life
          --------------                       ----------------
          Buildings                                    20 years
          Improvements                                 20 years
          Floating docks                                7 years
          Fixed docks                                  20 years
          Dry storage racks                             7 years
          Furniture, fixtures and equipment             7 years
          Leasehold interest                      life of lease

    TAXES BASED ON INCOME

    Taxes based on income are the responsibility of the individual partners and accordingly, are not reflected in the accompanying financial statements.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (Unaudited)

2.  MARINA FACILITIES

    Marina facilities include the purchase price of the properties and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facilities, plus a development fee of 6% of the cost of improvements made to the Marina facilities. Capitalized as a cost of marina facilities were development fees paid to Westrec of $1,000 and $2,000 for the three months ended March 31, 1996 and 1995, respectively. Marina facilities at March 31, 1996 and December 31, 1995 were comprised of the following:


                                                   1996          1995
                                               -----------   -----------
    Land                                       $ 6,965,000   $ 7,244,000
    Buildings                                    4,141,000     4,849,000
    Improvements                                 3,518,000     3,647,000
    Floating docks                               3,085,000     3,085,000
    Fixed docks                                    186,000       186,000
    Dry storage racks                              843,000       843,000
    Furniture, fixtures and equipment            1,677,000     1,805,000
    Leasehold interest                             941,000       941,000
    Construction in progress                        13,000           -
                                               -----------   -----------
                                                21,369,000    22,600,000
    Less accumulated depreciation
      and amortization                          (7,833,000)   (8,000,000)
                                               -----------   -----------
                                                13,536,000    14,600,000

    Other assets related to marinas
      to be abandoned                              114,000       135,000
    Net realizable value reserve                (9,000,000)  (9,456,000)
                                               -----------   -----------

                                               $ 4,650,000   $ 5,279,000
                                               -----------   -----------
                                               -----------   -----------


    As of March 31, 1996, Tower Park Marina, located in the Sacramento - San Joaquin Delta near Sacramento, California, had a cost of $9,886,000, accumulated depreciation of $5,234,000 and a net realizable value reserve of $2,193,000.

    The marina facilities to be abandoned consist of ThunderBoat Marina ($7,357,000), located in Dania, Florida near Fort Lauderdale and Banyan Bay Marina ($4,126,000) also located in Dania, Florida. The Chandlers Landing Yacht Club was sold at a trustee foreclosure sale on February 6, 1996 (see
    Note 3) and due to the continued operating losses at Thunderboat and Banyan Bay marinas the Partnership has decided to allow the lender to foreclose on these properties (see Note 3).

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (Unaudited)

2.  MARINA FACILITIES (CONTINUED)

    The Partnership's marinas are not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term. These matters raise substantial doubt about the Partnership's ability to recover the carrying value of its assets and to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

3.  NOTES PAYABLE

    Notes payable at March 31, 1996 and December 31, 1995 consist of the following:


                                                        1995           1994
                                                     ----------     ----------
    Note payable to an individual, bearing
    interest at 11% per annum, secured by
    deed of trust on Tower Park Marina, due
    on April 10, 1996.                               $6,715,000     $6,715,000

    $2,000,000 revolving line of credit with a
    financial institution bearing interest at
    the bank's prime rate plus 1% secured by
    deeds of trust on ThunderBoat and Banyan
    Bay Marinas.                                      2,000,000      2,000,000

    Note payable to a financial institution
    bearing interest at a variable rate secured
    by a deed of trust on Chandlers Landing
    Marina Yacht Club.                                     -           571,000

    Other                                                14,000         99,000
                                                     ----------     ----------
                                                     $8,729,000     $9,385,000
                                                     ----------     ----------
                                                     ----------     ----------

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (Unaudited)

3.  NOTES PAYABLE (CONTINUED)

    At March 31, 1996 future principal payments are as follows:


              Year
              ----
              1996               $8,718,000
              1997                    4,000
              1998                    4,000
              1999                    3,000
                                 ----------
                                 $8,729,000
                                 ----------
                                 ----------

    No payments have been made on the note secured by Tower Park Marina since September 1991. Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. The Partnership is currently negotiating the terms on which the option agreement will be extended.

    In October 1993, the Partnership discontinued making payments on its $2,000,000 note payable secured by ThunderBoat Marina and Banyan Bay Marina and, as a result, is currently in default on this note. In September 1994, the lender initiated an action seeking to foreclose on the marinas. In January 1995, the Partnership entered into a forbearance agreement in which the lender agreed to forbear action to foreclose until July 15, 1995 as long as the Partnership made monthly payments to the lender of $4,000. As part of the forbearance agreement, the Partnership agreed that if the note was not paid in full or otherwise acceptably restructured prior to July 15, 1995, the lender would be entitled to a judgment of foreclosure. In July 1995, the Partnership and the lender agreed to extend the forbearance period until February 15, 1996. The extension required an initial fee of $30,000 and monthly payments, beginning in September 1995, of $25,000, which were applied to accrued unpaid interest. In February 1996, the lender offered to extend the forbearance period if the monthly payments were increased to $40,000. Due to the continued operating cash flow deficits of the properties and the inability to sell the Banyan Bay Marina, the Partnership has decided to allow the Lender to foreclose on the properties. As such, no additional interest was accrued on this loan during 1996.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (Unaudited)

3.  NOTES PAYABLE (CONTINUED)

    On October 5, 1995, the loan secured by Chandlers Landing Yacht Club was sold to President's Square Limited Partnership. On October 13, 1995, President's Square Limited Partnership notified the Partnership that it was in default of several provisions of the loan, and demanded that the defaults be corrected within 30 days or the note would be accelerated and due immediately. As all the conditions of default could not be corrected, and after evaluating the current value of the property, the Partnership decided to allow the property to be sold at a trustee foreclosure sale on February 6, 1996.

    The Partnership's ability to continue as a going concern is dependent upon the successful resolution of the note secured by Tower Park Marina and increased cash flow from operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

4.  RELATED PARTY TRANSACTIONS

    The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marinas' monthly gross revenues (as defined). Management fees for the three months ended March 31, 1996 and 1995 were $36,000 and $31,000, respectively.

    In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.25% at March 31, 1996). Total interest accrued to Westrec for the three months ended March 31, 1996 and 1995 was $24,000 and $19,000, respectively.

    Through December 31, 1995, the Partnership had a lease agreement with Marine Ventures Limited ("MVL"), an affiliate of the Corporate General Partner, for the operation of the restaurant and bar and general store at Tower Park Marina. Lease payments were based on the level of cash flow from the businesses. The lease was terminated effective January 1, 1996.
    As such, the operations of the Partnership currently reflect the restaurant and retail operations described above.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (Unaudited)

5.  COMMITMENTS AND CONTINGENCIES

    In September 1994, Mr. Leaman, the prior owner of ThunderBoat and Banyan Bay Marinas, filed suit alleging that the Partnership had failed to pay him $1,100,000 of additional compensation relating to the Partnership's purchase of ThunderBoat and Banyan Bay Marinas. In connection with the purchase of these properties from Mr. Leaman in 1989, the Partnership entered into an employment agreement that provided that Mr. Leaman would be entitled to earn a bonus, payable over three years. The maximum bonus that Mr. Leaman could have earned was $1,100,000. Mr. Leaman resigned from his employment in less than one year. Mr. Leaman has alleged that the bonus is actually just deferred consideration due from his sale of the properties to the Partnership. The Partnership intends to defend the case vigorously.

    In connection with the acquisition of Tower Park Marina, the Partnership had agreed to pay a bonus price to the seller of the marina if certain approvals from governmental authorities regarding the development of a portion of the property were received before February 1, 1993. The amount of the bonus price was dependent upon the amount of acreage covered by the approvals, the length of time to receive such approvals, and the out-of-pocket expenses incurred by the Partnership to receive such approvals. Depending on these factors, the bonus price could have been as much as $1,800,000.

    A suit that was filed against the Partnership in 1992 by the prior owners of Tower Park regarding this bonus price was settled in February 1995. In connection with the Partnership obtaining the full release from all obligations associated with these bonus price provisions, the Partnership agreed to pay $50,000.

    In October 1992, thirty-three of the Partnership's Limited Partners, representing 130 of the Partnership's 4,508 Limited Partner units, filed a complaint against the Partnership, its General Partners and others. The suit alleged securities fraud, negligent misrepresentation and breach of fiduciary duty. This matter was settled in December 1994. The terms of the settlement required: (1) the General Partners to forgive advances totalling $577,000 previously made to the Partnership, (2) the General Partners to bear all costs of administering the Partnership for three years, (3) the General Partners to reduce their interest in future cash distributions of the Partnership to one percent, and (4) the General Partners to pay $120,000 to the plaintiff's attorneys in reimbursement of fees.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (Unaudited)

5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). The CSLC Lease expires on December 31, 1998, and provides that it may be renewed for two successive periods for 10 years each. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $5,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $10,000 and $11,000, respectively, for the three months ended March 31, 1996 and 1995.

    Annual minimum lease payments are as follows:

              Year
              ----
              1996               $ 3,000
              1997                 5,000
              1998                 5,000
                                 -------
                                 $13,000
                                 -------
                                 -------

6.  PROFORMA INFORMATION

    As discussed in Note 3, the Partnership has decided to allow the lender to foreclose on ThunderBoat Marina and Banyan Bay Marina. As also discussed in Note 3, the Partnership's Chandlers Landing Yacht Club was sold at a trustee foreclosure sale on February 6, 1996. Below is proforma information for the Partnership, excluding the operations of ThunderBoat Marina, Banyan Bay Marina and Chandlers Landing Yacht Club, for the three months ended March 31, 1996, and 1995.


                                  1996           1995
                               ---------      ---------
    Revenues                   $ 512,000      $ 360,000
    Expenses                     913,000        714,000
                               ---------      ---------
    Net loss                   $(401,000)     $(354,000)
                               ---------      ---------
                               ---------      ---------

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 March 31, 1996
                                   (Unaudited)


    The Partnership's operations for the three months ended March 31, 1996 consist of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California, and ThunderBoat Marina in Dania, Florida. The Partnership also owns Banyan Bay Marina in Dania, Florida, however, this property remains closed due to the continued availability of space at the Partnership's ThunderBoat Marina, which is near Banyan Bay. As of March 31, 1996, the marinas had the following occupancies:

                      Tower Park Marina                ThunderBoat Marina
                     Spaces           %               Spaces           %
                   Available      Occupied          Available      Occupied
                   -----------------------          -----------------------
    Wet slips         236(1)        82.2%               30           30.0%
    Dry storage       162           60.5%              416           60.3%
    RV Park           132           79.5%

    (1) non-transient spaces only

    Effective January 1, 1996, the Partnership and Tower Park Marina took over the operations of the restaurant and retail store, which had previously been leased to an affiliate. For the three months ended March 31, 1996, revenues for Tower Park Marina were $531,000 compared to $373,000 for the same period a year ago. The increase is due to restaurant and retail revenue of $165,000, offset by an $8,000 decline in slip rental income. Overall, the property's net operating deficit increased $52,000 to $66,000. The increase is primarily due to a loss of $30,000 being incurred on the restaurant and retail operations and a $12,000 increase in maintenance costs. The first quarter of the year is the slowest for the restaurant and retail operations and they are expected to be profitable for the balance of the year.

    Revenues and operating cash flow at ThunderBoat Marina declined with revenues decreasing $14,000 to $146,000 for the three months ended March 31, 1996, net operating income declined $16,000 to $8,000. The declines are the result of the increasing deferred maintenance needed at the property.

    The Partnership's net loss of $413,000 for the three months ended March 31, 1996 includes $88,000 of depreciation and amortization, a non-cash item, a decrease of $7,000 in cash flow over the same period of a year ago.

                             PS MARINA INVESTORS I,
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 March 31, 1996
                                   (Unaudited)
    LIQUIDITY AND CAPITAL RESOURCES

    Since its inception in 1988 the Partnership has operated at a deficit. These deficits have been partially covered by advances from the General Partners and cash reserves. In addition, the Registrant has discontinued making debt service payments on substantially all of its notes.

    On October 5, 1995, the loan secured by Chandlers Landing Yacht Club was sold to President's Square Limited Partnership. On October 13, 1995, President's Square Limited Partnership notified the Partnership that it was in default of several provisions of the loan, and demanded that the defaults be corrected within 30 days or the note would be accelerated and due immediately. As all the conditions of default could not be corrected, and after evaluating the current value of the property, the Partnership decided to allow the property to be sold at a trustee foreclosure sale on February 6, 1996.

    In October 1993, the Partnership discontinued making payments on the $2,000,000 note payable secured by ThunderBoat Marina and Banyan Bay Marina, and, as a result, is currently in default on this note. In September 1994, the lender initiated an action seeking to foreclose on the marinas. In July 1995, the Partnership entered into a forbearance agreement in which the lender agreed to forbear action to foreclose until February 15, 1996. The forbearance agreement required an initial fee of $30,000 and monthly payments, beginning in September 1995, of $25,000, which were applied to accrued unpaid interest. In February 1996, the lender offered to extend the forbearance period if the monthly payments were increased to $40,000. Due to the continued operating cash flow deficits of the properties and the inability to sell the Banyan Bay Marina, the Partnership has decided to allow the Lender to foreclose on the properties.

    No payments have been made on the note payable secured by Tower Park Marina since September 1991. Throughout 1991, 1992, 1993 and 1994, the
    Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("the RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs. The option agreement expired on April 10, 1996, and the Partnership is currently negotiating the terms on which the agreement will be extended.

    The Partnership's ability to continue as a going concern is dependent upon the successful resolution of the note secured by Tower Park Marina and increased cash flow from operations.

    Between 1988 and 1996, the Registrant received advances from affiliates of the General Partners. These advances were utilized to acquire properties, make capital improvements to the properties to cover operating deficits, and, to a lesser extent, make distributions to the partners.

                              PS MARINA INVESTORS I
                        a California Limited Partnership


                           PART II. OTHER INFORMATION

                                 March 31, 1996
                                   (Unaudited)

    ITEMS 1 through 5 are inapplicable.

    ITEM 6.  Exhibits and Reports on Form 8-K

     a) Exhibits - not applicable
     b) Report of Form 8-K dated February 15, 1996 was filed on March 4, 1996 and disclosed the intent of the Registrant to allow the lender on ThunderBoat Marina and Banyan Bay Marina to foreclose on the properties. See Note 6 for proforma information for the three months ended March 31, 1996 and 1995.


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DATED: May 9, 1996

                                       PS MARINA INVESTORS I,
                                       a California Limited Partnership

                                       BY:  PS Marina Investors, Inc.
                                            General Partner


                                       BY: /s/ Jeffrey K. Ellis
                                          --------------------------------
                                           Jeffrey K. Ellis
                                           Vice President