Form 10-Q
period 1996-06-30
PS MARINA INVESTORS I
filed 1996-08-14
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    -----------------------------------------

For Quarter Ended                                                Commission File
- -----------------                                                ---------------
June 30,  1996                                                    Number 0-17672


                             PS MARINA INVESTORS I,
                        a California Limited Partnership
                        --------------------------------
             (Exact name of registrant as specified in its charter)


        California                                                95-4137996
- ------------------------------                             ---------------------
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


                         X
                       -----                         -----
                        Yes                            No

 INDEX

PART I.     FINANCIAL INFORMATION                                 PAGE REFERENCE

     Balance Sheets at June 30, 1996 and December 31, 1995                  2

     Statements of Operations for the three month periods ended
       June 30, 1996 and 1995                                               3

     Statements of Operations for the six month periods ended
       June 30, 1996 and 1995                                               4

     Statements of Cash Flows for the six month periods ended
       June 30, 1996 and 1995                                               5

     Notes to Financial Statements                                       6-14

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                        15-16

PART II.   OTHER INFORMATION                                               17

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                                  BALANCE SHEETS

                                                      June 30,        December 31,
                                                        1996              1995
                                                    -----------       ------------
                                                    (Unaudited)
ASSETS

Cash                                                $   140,000        $    26,000
Accounts receivable                                      82,000             80,000
Tower Park Marina, net                                2,375,000          2,529,000
Marina facilities and other related
  assets to be abandoned, net                         2,209,000          2,750,000
Other assets, net                                       343,000            115,000
                                                    -----------        -----------
                                                    $ 5,149,000        $ 5,500,000
                                                    -----------        -----------
                                                    -----------        -----------
LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses               $ 1,041,000        $   848,000
Accounts payable and other liabilities
  related to marinas to be abandoned                  1,011,000          1,034,000
Interest payable                                      1,482,000          1,328,000
Advances from affiliates                              1,389,000          1,208,000
Deferred rentals                                         97,000            111,000
Notes payable                                         6,729,000          6,729,000
Notes payable related to marinas to
  be abandoned                                        2,000,000          2,557,000
Commitments and contingencies                                 -                  -

Partners' deficit:
  Limited partners' deficit, $5,000
    per unit, 4,508 units authorized, issued
    and outstanding                                  (7,653,000)        (7,371,000)
  Less deferred contributions                           (76,000)           (76,000)
                                                    -----------        -----------
                                                     (7,729,000)        (7,447,000)
  General partners' deficit                            (871,000)          (868,000)
                                                    -----------        -----------
    Total partners' deficit                          (8,600,000)        (8,315,000)
                                                    -----------        -----------
                                                    $ 5,149,000        $ 5,500,000
                                                    -----------        -----------
                                                    -----------        -----------

                             See accompanying notes.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                             STATEMENTS OF OPERATIONS

            For the three month periods ended June 30, 1996 and 1995
                                   (Unaudited)

                                                       1996               1995
                                                   ------------       ------------
Revenues:

  Slip rentals                                     $    311,000        $   314,000
  RV Park                                               178,000            182,000
  Lease income                                           62,000             65,000
  Restaurant and retail                                 377,000                -
  Other income                                           28,000             38,000
                                                   ------------       ------------
                                                        956,000            599,000
                                                   ------------       ------------
Expenses:

  Cost of operations                                    795,000            574,000
  Interest expense                                       59,000            265,000
  Depreciation and amortization                          87,000            230,000
  Management fees paid to an affiliate                   50,000             37,000
                                                   ------------       ------------
                                                        991,000          1,106,000
                                                   ------------       ------------

Net loss before net realizable value reserve            (35,000)          (507,000)

Net realizable value reserve                                -           (1,650,000)
                                                   ------------       ------------
Net loss                                           $    (35,000)       $(2,157,000)
                                                   ------------       ------------
                                                   ------------       ------------
Allocation of net loss:
Limited Partners'                                  $    (35,000)       $(2,135,000)
General Partners'                                           -              (22,000)
                                                   ------------       ------------
                                                   $    (35,000)       $(2,157,000)
                                                   ------------       ------------
                                                   ------------       ------------
Limited Partners' net loss per unit                $      (7.76)       $   (473.60)
                                                   ------------       ------------
                                                   ------------       ------------

                             See accompanying notes.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                             STATEMENTS OF OPERATIONS

             For the six month periods ended June 30, 1996 and 1995
                                   (Unaudited)

                                                       1996               1995
                                                   ------------       ------------
Revenues:

  Slip rentals                                     $    604,000       $    626,000
  RV Park                                               290,000            303,000
  Lease income                                          120,000            122,000
  Restaurant and retail                                 542,000                -
  Other income                                           53,000             62,000
                                                   ------------       ------------
                                                      1,609,000          1,113,000
                                                   ------------       ------------

Expenses:

  Cost of operations                                  1,485,000          1,113,000
  Interest expense                                      148,000            527,000
  Depreciation and amortization                         175,000            461,000
  Management fees paid to an affiliate                   86,000             68,000
                                                   ------------       ------------
                                                      1,894,000          2,169,000
                                                   ------------       ------------
Net loss before net realizable value reserve           (285,000)        (1,056,000)

Net realizable value reserve                                -           (1,650,000)
                                                   ------------       ------------
Net loss                                           $   (285,000)      $ (2,706,000)
                                                   ------------       ------------
                                                   ------------       ------------
Allocation of net loss:
Limited Partners'                                  $   (282,000)      $ (2,679,000)
General Partners'                                        (3,000)           (27,000)
                                                   ------------       ------------
                                                   $   (285,000)      $ (2,706,000)
                                                   ------------       ------------
                                                   ------------       ------------
Limited Partners' net loss
  per unit                                         $     (62.56)      $    (594.28)
                                                   ------------       ------------
                                                   ------------       ------------


                             See accompanying notes.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                             STATEMENTS OF CASH FLOWS

             For the six month periods ended June 30, 1996 and 1995
                                   (Unaudited)

                                                           1996               1995
                                                       ------------       ------------
Cash flows from operating activities:
  Net loss                                             $   (285,000)      $ (2,706,000)
  Adjustments to reconcile net loss to net cash
   (used for) provided by operating activities:
    Depreciation and amortization                           175,000            461,000
    Net realizable value reserve                                  -          1,650,000
    (Increase) decrease in accounts receivable               (2,000)           (10,000)
    (Increase) decrease in other assets                    (228,000)            70,000
    Increase in accounts payable
     and accrued expenses                                   193,000            268,000
    Increase in interest payable, net                       154,000            439,000
    Decrease in deferred rentals                            (14,000)           (17,000)
                                                       ------------       ------------
Net cash (used for) provided by
 operating activities                                        (7,000)           155,000
                                                       ------------       ------------
Net cash flow used for investing activities:
    Construction in progress and improvements
     to marina facilities                                   (60,000)          (178,000)
                                                       ------------       ------------

Cash flows from financing activities:
  Payments on notes payable                                     -              (75,000)
  Advances from affiliates, net                             181,000            (63,000)
                                                       ------------       ------------
Net cash provided by (used for)
 financing activities                                       181,000           (138,000)
                                                       ------------       ------------
Net increase (decrease) in cash                             114,000           (161,000)

Cash at the beginning of period                              26,000            314,000
                                                       ------------       ------------
Cash at the end of period                              $    140,000       $    153,000
                                                       ------------       ------------
                                                       ------------       ------------

                             See accompanying notes.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)

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

     NET REALIZABLE VALUE RESERVE

     As of June 30, 1996 the Partnership owned three properties, Tower Park Marina, ThunderBoat Marina and Banyan Bay Marina. Because of continued operating cash flow deficits, the Partnership allowed the Chandlers Landing Yacht Club to be sold at a trustee foreclosure sale on February 6, 1996.
     In addition, the Partnership has decided to allow the lender to foreclose on the ThunderBoat and Banyan Bay Marinas. The foreclosure is expected to occur in 1996.

     As a result of the above, a net realizable value reserve of $6,851,000 was established at December 31, 1995 and all the assets and liabilities associated with these properties were reclassified on the June 30, 1996 and December 31, 1995 Balance Sheet.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)

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

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
     (CONTINUED)

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

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)

2.   MARINA FACILITIES

     Marina facilities include the purchase price of the properties and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facilities, plus a development fee of 6% of the cost of improvements made to the Marina facilities. Capitalized as a cost of marina facilities were development fees paid to Westrec of $2,000 and $6,000 for the six months ended June 30, 1996 and 1995, respectively. Marina facilities at June 30, 1996 and December 31, 1995 were comprised of the following:

                                                       1996               1995
                                                   ------------       ------------
     Land                                           $ 6,965,000        $ 7,244,000
     Buildings                                        4,141,000          4,849,000
     Improvements                                     3,518,000          3,647,000
     Floating docks                                   3,085,000          3,085,000
     Fixed docks                                        186,000            186,000
     Dry storage racks                                  843,000            843,000
     Furniture, fixtures and equipment                1,665,000          1,805,000
     Leasehold interest                                 941,000            941,000
     Construction in progress                            23,000                -
                                                    -----------        -----------
                                                     21,367,000         22,600,000
     Less accumulated depreciation
       and amortization                              (7,904,000)        (8,000,000)
                                                    -----------        -----------
                                                     13,463,000         14,600,000

     Other assets related to marinas
       to be abandoned                                  116,000            135,000
     Net realizable value reserve                    (8,995,000)        (9,456,000)
                                                    -----------        -----------
                                                    $ 4,584,000        $ 5,279,000
                                                    -----------        -----------
                                                    -----------        -----------

     As of June 30, 1996, Tower Park Marina, located in the Sacramento - San Joaquin Delta near Sacramento, California, had a cost of $9,889,000, accumulated depreciation of $5,321,000 and a net realizable value reserve of $2,193,000.

     The marina facilities to be abandoned consist of ThunderBoat Marina ($7,352,000), located in Dania, Florida near Fort Lauderdale and Banyan Bay Marina ($4,126,000) also located in Dania, Florida. The Chandlers Landing Yacht Club was sold at a trustee foreclosure sale on February 6, 1996 (see Note 3) and due to the continued operating losses at Thunderboat and Banyan Bay marinas the Partnership has decided to allow the lender to foreclose on these properties (see Note 3).

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)

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

3.   NOTES PAYABLE

     Notes payable at June 30, 1996 and December 31, 1995 consist of the following:

                                                       1996               1995
                                                   ------------       ------------
     Note payable to an individual, bearing
     interest at 11% per annum, secured by
     deed of trust on Tower Park Marina, due
     on April 10, 1996.                             $ 6,715,000        $ 6,715,000

     $2,000,000 revolving line of credit with a
     financial institution bearing interest at
     the bank's prime rate plus 1% secured by
     deeds of trust on ThunderBoat and Banyan
     Bay Marinas.                                     2,000,000          2,000,000

     Note payable to a financial institution
     bearing interest at a variable rate secured
     by a deed of trust on Chandlers Landing
     Marina Yacht Club.                                     -              571,000

     Other                                               14,000             99,000
                                                    -----------        -----------

                                                    $ 8,729,000        $ 9,385,000
                                                    -----------        -----------
                                                    -----------        -----------

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)

3.   NOTES PAYABLE (continued)

     At June 30, 1996 future principal payments are as follows:

     Year
     ----
     1996                      $ 8,718,000
     1997                            4,000
     1998                            4,000
     1999                            3,000
                               -----------
                               $ 8,729,000
                               -----------
                               -----------

     No payments have been made on the note secured by Tower Park Marina since September 1991. Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. The Partnership is currently negotiating the terms on which the option agreement will be extended. For the six months ended June 30, 1996, interest on the note has been accrued at the rate of 8% per annum on the option price of $1,700,000.

     In October 1993, the Partnership discontinued making payments on its $2,000,000 note payable secured by ThunderBoat Marina and Banyan Bay Marina and, as a result, is currently in default on this note. In September 1994, the lender initiated an action seeking to foreclose on the marinas. In January 1995, the Partnership entered into a forbearance agreement in which the lender agreed to forbear action to foreclose until July 15, 1995 as long as the Partnership made monthly payments to the lender of $4,000. As part of the forbearance agreement, the Partnership agreed that if the note was not paid in full or otherwise acceptably restructured prior to July 15, 1995, the lender would be entitled to a judgment of foreclosure. In July 1995, the Partnership and the lender agreed to extend the forbearance period until February 15, 1996. The extension required an initial fee of $30,000 and monthly payments, beginning in September 1995, of $25,000, which were applied to accrued unpaid interest. In February 1996, the lender offered to extend the forbearance period if the monthly payments were increased to $40,000. Due to the continued operating cash flow deficits of the properties and the inability to sell the Banyan Bay Marina, the Partnership has decided to allow the Lender to foreclose on the properties. As such, no additional interest was accrued on this loan since January 15, 1996, and only the $25,000 paid on January 15, 1996 is included in interest expense.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)

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

4.   RELATED PARTY TRANSACTIONS

     The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marinas' monthly gross revenues (as defined). Management fees for the six months ended June 30, 1996 and 1995 were $86,000 and $68,000, respectively.

     In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.25% at June 30, 1996). Total interest accrued to Westrec for the six months ended June 30, 1996 and 1995 was $49,000 and $37,000, respectively.

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

                                  June 30, 1996
                                   (Unaudited)

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

                                  June 30, 1996
                                   (Unaudited)

5.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). The CSLC Lease expires on December 31, 1998, and provides that it may be renewed for two successive periods for 10 years each. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $5,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $21,000 and $22,000, respectively, for the six months ended June 30, 1996 and 1995.

     Annual minimum lease payments are as follows:

     Year
     ----
     1996                          $  3,000
     1997                             5,000
     1998                             5,000
                                   --------
                                   $ 13,000
                                   --------
                                   --------

6.   PROFORMA INFORMATION

     As discussed in Note 3, the Partnership has decided to allow the lender to foreclose on ThunderBoat Marina and Banyan Bay Marina. As also discussed in Note 3, the Partnership's Chandlers Landing Yacht Club was sold at a trustee foreclosure sale on February 6, 1996. Below is proforma information for the Partnership, excluding the operations of ThunderBoat Marina, Banyan Bay Marina and Chandlers Landing Yacht Club, for the six months ended June 30, 1996 and 1995.

                                                  1996           1995
                                              -----------    -----------
     Revenues                                 $ 1,424,000    $   877,000
     Expenses                                   1,681,000      1,533,000
                                              -----------    -----------
     Net loss                                 $  (257,000)   $  (656,000)
                                              -----------    -----------
                                              -----------    -----------

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                  June 30, 1996
                                   (Unaudited)

     The Partnership's operations for the six months ended June 30, 1996 consist of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California, and ThunderBoat Marina in Dania, Florida. The Partnership also owns Banyan Bay Marina in Dania, Florida, however, this property remains closed due to the continued availability of space at the Partnership's ThunderBoat Marina, which is near Banyan Bay. As of June 30, 1996, the marinas had the following occupancies:

                           Tower Park Marina        ThunderBoat Marina
                            Spaces         %         Spaces         %
                            Available  Occupied      Available  Occupied
                            -------------------      -------------------
     Wet slips              236(1)        89.4%      30            36.7%
     Dry storage            162           73.5%      416           60.8%
     RV Park                132           76.5%

     (1) non-transient spaces only

     Effective January 1, 1996, the Partnership and Tower Park Marina took over the operations of the restaurant and retail store, which had previously been leased to an affiliate. For the six months ended June 30, 1996, revenues for Tower Park Marina were $1,424,000 compared to $876,000 for the same period a year ago. The increase is primarily due to restaurant and retail revenues of $542,000. Overall, the property's net operating income increased to $53,000 from $22,000. The increase is primarily due to an $87,000 reduction in fees associated with the court appointed receiver (which was terminated in May 1995), $34,000 of operating income from the restaurant and retail store, offset by a $40,000 increase in maintenance and utility costs and a $20,000 increase in insurance costs.

     At ThunderBoat Marina revenues declined $13,000 to $295,000 for the six months ended June 30, 1996, while net operating income improved $2,000 to $39,000.

     The Partnership's net loss of $285,000 for the six months ended June 30, 1996 includes $175,000 of depreciation and amortization, a non-cash item, an improvement of $485,000 in cash flow over the same period of a year ago.

                             PS MARINA INVESTORS I,
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                  June 30, 1996
                                   (Unaudited)

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

                              PS MARINA INVESTORS I
                        a California Limited Partnership


                           PART II. OTHER INFORMATION

                                  June 30, 1996
                                   (Unaudited)

     ITEMS 1 through 6 are inapplicable.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DATED: August 8, 1996

                                       PS MARINA INVESTORS I,
                                       a California Limited Partnership

                                       BY:  PS Marina Investors, Inc.
                                            General Partner


                                       BY:  Jeffrey K. Ellis
                                            ---------------------------------
                                            Jeffrey K. Ellis
                                            Vice President