Form 10-Q
period 1996-09-30
PS MARINA INVESTORS I
filed 1996-11-12
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    -----------------------------------------

For Quarter Ended                                                Commission File
-----------------                                                ---------------
September 30,  1996                                              Number 0-17672


                             PS MARINA INVESTORS I,
                        A California Limited Partnership
                        --------------------------------
             (Exact name of registrant as specified in its charter)


     California                                                   95-4137996
-----------------------------                              ---------------------
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



               X
           ---------                          ---------
              Yes                                No

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                                  BALANCE SHEETS

                                               September 30,        December 31,
                                                  1996                 1995
                                               ------------         ------------
                                               (Unaudited)
ASSETS
------

Cash                                           $     57,000       $      26,000
Accounts receivable                                 153,000              80,000
Tower Park Marina, net                            2,311,000           2,529,000
Marina facilities and other related
  assets to be abandoned, net                           -             2,750,000
Other assets, net                                   254,000             115,000
                                               ------------         ------------
                                               $  2,775,000       $   5,500,000
                                               ------------         ------------
                                               ------------         ------------

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------
Accounts payable and accrued expenses          $  1,035,000       $     848,000
Accounts payable and other liabilities
  related to marinas to be abandoned                100,000           1,034,000
Interest payable                                  1,426,000           1,328,000
Advances from affiliates                          1,193,000           1,208,000
Deferred rentals                                    218,000             111,000
Notes payable                                     6,735,000           6,729,000
Notes payable related to marinas to
  be abandoned                                          -             2,557,000
Commitments and contingencies                           -                   -

Partners' deficit:
 Limited partners' deficit, $5,000
  per unit, 4,508 units authorized, issued
  and outstanding                                (6,992,000)         (7,371,000)
  Less deferred contributions                       (76,000)            (76,000)
                                               ------------         ------------
                                                 (7,068,000)         (7,447,000)
  General partners' deficit                        (864,000)           (868,000)
                                               ------------         ------------
  Total partners' deficit                        (7,932,000)         (8,315,000)
                                               ------------         ------------
                                               $  2,775,000       $   5,500,000
                                               ------------         ------------
                                               ------------         ------------



                             See accompanying notes.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS

          For the three month periods ended September 30, 1996 and 1995
                                  (Unaudited)

                                                          1996           1995
                                                       ---------      ---------
Revenues:

 Slip rentals                                       $    347,000   $    345,000
 RV Park                                                 208,000        225,000
 Lease income                                             70,000         72,000
 Restaurant and retail                                   506,000            -
 Other income                                             29,000         59,000
                                                       ---------      ---------
                                                       1,160,000        701,000
                                                       ---------      ---------
Expenses:

 Cost of operations                                      924,000        536,000
 Interest expense                                         58,000        283,000
 Depreciation and amortization                            88,000        230,000
 Management fees paid to an affiliate                     60,000         44,000
                                                       ---------      ---------
                                                       1,130,000      1,093,000
                                                       ---------      ---------
Net income (loss) before net realizable value
 adjustment                                               30,000       (392,000)

Net realizable value adjustment                          638,000            -
                                                       ---------      ---------
Net income (loss)                                   $    668,000   $   (392,000)
                                                       ---------      ---------
                                                       ---------      ---------
Allocation of net income (loss):
Limited Partners'                                   $    661,000   $   (388,000)
General Partners'                                          7,000         (4,000)
                                                       ---------      ---------
                                                    $    668,000   $   (392,000)
                                                       ---------      ---------
                                                       ---------      ---------
Limited Partners' net income (loss)
 per unit                                           $     146.63   $     (86.07)
                                                       ---------      ---------
                                                       ---------      ---------





                             See accompanying notes.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS

          For the nine month periods ended September 30, 1996 and 1995
                                  (Unaudited)

                                                          1996           1995
                                                       ---------      ---------
Revenues:

 Slip rentals                                       $    951,000   $    971,000
 RV Park                                                 498,000        528,000
 Lease income                                            190,000        194,000
 Restaurant and retail                                 1,048,000            -
 Other income                                             82,000        121,000
                                                       ---------      ---------
                                                       2,769,000      1,814,000
                                                       ---------      ---------
Expenses:

 Cost of operations                                    2,409,000      1,649,000
 Interest expense                                        206,000        810,000
 Depreciation and amortization                           263,000        691,000
 Management fees paid to an affiliate                    146,000        112,000
                                                       ---------      ---------
                                                       3,024,000      3,262,000
                                                       ---------      ---------
Net loss before net realizable value adjustment         (255,000)    (1,448,000)

Net realizable value adjustment                          638,000     (1,650,000)
                                                       ---------      ---------
Net income (loss)                                   $    383,000   $ (3,098,000)
                                                       ---------      ---------
                                                       ---------      ---------
Allocation of net income (loss):
Limited Partners'                                   $    379,000   $ (3,067,000)
General Partners'                                          4,000        (31,000)
                                                       ---------      ---------
                                                    $    383,000   $ (3,098,000)
                                                       ---------      ---------
                                                       ---------      ---------
Limited Partners' net income (loss)
 per unit                                           $      84.07   $    (680.35)
                                                       ---------      ---------
                                                       ---------      ---------





                             See accompanying notes.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                             STATEMENTS OF CASH FLOWS

          For the nine month periods ended September 30, 1996 and 1995
                                   (Unaudited)

                                                          1996          1995
                                                       ---------      ---------
Cash flows from operating activities:
 Net income (loss)                                  $    383,000    $(3,098,000)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization                          263,000        691,000
  Change in net realizable value reserve
   and other assets to be abandoned, net                (741,000)     1,639,000
  Increase in accounts receivable                        (73,000)       (14,000)
  (Increase) decrease in other assets                   (139,000)        86,000
  Increase in accounts payable
   and accrued expenses                                  187,000        249,000
  Increase in interest payable, net                       98,000        625,000
  Decrease in deferred rentals                           107,000         (2,000)
                                                       ---------      ---------
Net cash provided by operating activities                 85,000        176,000
                                                       ---------      ---------
Cash flow used for investing activities:
  Improvements to marina facilities to be
   abandoned                                                 -          (69,000)
  Improvements to Tower Park Marina                      (45,000)      (108,000)
                                                       ---------      ---------
Net cash used for investing activities                   (45,000)      (177,000)
                                                       ---------      ---------
Cash flows from financing activities:
 Increase in (repayments of) notes payable                 6,000        (84,000)
 Advances from affiliates, net                           (15,000)       (98,000)
                                                       ---------      ---------
Net cash used for financing activities                    (9,000)      (182,000)
                                                       ---------      ---------
Net increase (decrease) in cash                           31,000       (183,000)

Cash at the beginning of period                           26,000        314,000
                                                       ---------      ---------
Cash at the end of period                           $     57,000    $   131,000
                                                       ---------      ---------
                                                       ---------      ---------





                             See accompanying notes.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                               September 30, 1996
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

     DESCRIPTION OF THE PARTNERSHIP

     PS Marina Investors I, a California Limited Partnership (the
     "Partnership"), was organized under the California Revised Limited Partnership Act, pursuant to a Certificate of Limited Partnership filed on January 6, 1988 to acquire, own, and operate and to a lesser extent, develop marina facilities.

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

     NET REALIZABLE VALUE RESERVE

     As of September 30, 1996 the Partnership owns Tower Park Marina. Because of continued operating cash flow deficits, the Partnership allowed the Chandlers Landing Yacht Club to be sold at a trustee foreclosure sale on February 6, 1996. In addition, the Partnership allowed the lender on the ThunderBoat and Banyan Bay Marinas to foreclose on these properties on September 30, 1996.

     As a result of the above, a net realizable value reserve of $6,851,000 was established at December 31, 1995 and all the assets and liabilities associated with these properties were reclassified on the December 31, 1995 Balance Sheet.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
                                   (Unaudited)

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

                               September 30, 1996
                                   (Unaudited)

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

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                               September 30, 1996
                                   (Unaudited)

2.   MARINA FACILITIES

     Marina facilities include the purchase price of the properties and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facilities, plus a development fee of 6% of the cost of improvements made to the Marina facilities. Capitalized as a cost of marina facilities were development fees paid to Westrec of $2,000 and $6,000 for the nine months ended September 30, 1996 and 1995, respectively. Marina facilities at September 30, 1996 and December 31, 1995 were comprised of the following:

                                                1996              1995
                                              ---------         ---------

     Land                                   $ 1,040,000       $ 7,244,000
     Buildings                                2,070,000         4,849,000
     Improvements                             1,984,000         3,647,000
     Floating docks                           2,759,000         3,085,000
     Fixed docks                                    -             186,000
     Dry storage racks                              -             843,000
     Furniture, fixtures and equipment        1,074,000         1,805,000
     Leasehold interest                         941,000           941,000
     Construction in progress                    45,000               -
                                              ---------         ---------
                                              9,913,000        22,600,000
     Less accumulated depreciation
      and amortization                       (5,409,000)       (8,000,000)
                                              ---------         ---------
                                              4,504,000        14,600,000

     Other assets related to marinas
      to be abandoned                               -            135,000
     Net realizable value reserve            (2,193,000)       (9,456,000)
                                              ---------         ---------
                                            $ 2,311,000       $ 5,279,000
                                              ---------         ---------
                                              ---------         ---------

     As of September 30, 1996, Tower Park Marina, located in the Sacramento - San Joaquin Delta near Sacramento, California, had a cost of $9,913,000, accumulated depreciation of $5,409,000 and a net realizable value reserve of $2,193,000.

     Marina facilities abandoned consist of ThunderBoat Marina ($7,352,000), located in Dania, Florida near Fort Lauderdale and Banyan Bay Marina ($4,126,000) also located in Dania, Florida which were foreclosed on September 30, 1996 and the Chandlers Landing Yacht Club, which was sold at a trustee foreclosure sale on February 6, 1996.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                               September 30, 1996
                                   (Unaudited)

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

3.   NOTES PAYABLE

     Notes payable at September 30, 1996 and December 31, 1995 consist of the following:

                                                         1996            1995
                                                      ----------      ----------
     Note payable to an individual, bearing
     interest at 11% per annum, secured by
     deed of trust on Tower Park Marina, due
     on April 10, 1996.                              $ 6,715,000     $ 6,715,000

     $2,000,000 revolving line of credit with a
     financial institution bearing interest at
     the bank's prime rate plus 1% secured by
     deeds of trust on ThunderBoat and Banyan
     Bay Marinas.                                            -         2,000,000

     Note payable to a financial institution
     bearing interest at a variable rate secured
     by a deed of trust on Chandlers Landing
     Marina Yacht Club.                                      -           571,000

     Other                                                20,000          99,000
                                                      ----------      ----------
                                                     $ 6,735,000     $ 9,385,000
                                                      ----------      ----------
                                                      ----------      ----------

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                               September 30, 1996
                                   (Unaudited)

3.   NOTES PAYABLE (CONTINUED)

     At September 30, 1996 future principal payments are as follows:

                    Year
                    ----
                    1996                     $ 6,724,000
                    1997                           4,000
                    1998                           4,000
                    1999                           3,000
                                               ---------
                                             $ 6,735,000
                                               ---------
                                               ---------

     No payments have been made on the note secured by Tower Park Marina since September 1991. Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. On October 1, 1996 the Partnership commenced a solicitation to substitute a new general partner for the individual general partner. In exchange for allowing this substitution, the individual general partner has agreed to extend the option period for the Partnership to purchase the note for three years from the date the substitution is approved. For the nine months ended September 30, 1996, interest on the note was accrued at the rate of 8% per annum on the option price of $1,700,000.

     In October 1993, the Partnership discontinued making payments on its $2,000,000 note payable secured by ThunderBoat Marina and Banyan Bay Marina and, as a result, is currently in default on this note. In September 1994, the lender initiated an action seeking to foreclose on the marinas. In January 1995, the Partnership entered into a forbearance agreement in which the lender agreed to forbear action to foreclose until July 15, 1995 as long as the Partnership made monthly payments to the lender of $4,000. As part of the forbearance agreement, the Partnership agreed that if the note was not paid in full or otherwise acceptably restructured prior to July 15, 1995, the lender would be entitled to a judgment of foreclosure. In July 1995, the Partnership and the lender agreed to extend the forbearance period until February 15, 1996. The extension required an initial fee of $30,000 and monthly payments, beginning in September 1995, of $25,000, which were applied to accrued unpaid interest. In February 1996, the lender offered to extend the forbearance period if the monthly payments were increased to $40,000. Due to the continued operating cash flow deficits of the properties and the inability to sell the Banyan Bay Marina, the Partnership allowed the lender to foreclose on the properties on September 30, 1996. As such, no additional interest was accrued on this loan since January 15, 1996, and only the $25,000 paid on January 15, 1996 is included in interest expense.

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                               September 30, 1996
                                   (Unaudited)

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

4.   RELATED PARTY TRANSACTIONS

     The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marinas' monthly gross revenues (as defined). Management fees for the nine months ended September 30, 1996 and 1995 were $146,000 and $112,000, respectively.

     In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.25% at September 30, 1996). Total interest accrued to Westrec for the nine months ended September 30, 1996 and 1995 was $71,000 and $45,000, respectively.

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

                               September 30, 1996
                                   (Unaudited)

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

                               September 30, 1996
                                   (Unaudited)

5.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). The CSLC Lease expires on December 31, 1998, and provides that it may be renewed for two successive periods for 10 years each. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $5,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $31,000 and $33,000, respectively, for the nine months ended September 30, 1996 and 1995.

     Annual minimum lease payments are as follows:

               Year
               ----
               1996                $     1,000
               1997                      5,000
               1998                      5,000
                                    ----------
                                   $    11,000
                                    ----------
                                    ----------

6.   PROFORMA INFORMATION

     As discussed in Note 3, the Partnership's Chandlers Landing Yacht Club was sold at a trustee foreclosure sale on February 6, 1996 and their ThunderBoat and Banyan Bay Marinas were foreclosed on September 30, 1996. Below is proforma information for the Partnership, excluding the operations of ThunderBoat Marina, Banyan Bay Marina and Chandlers Landing Yacht Club, for the nine months ended September 30, 1996 and 1995.


                                                      1996              1995
                                                    ---------         ---------
     Revenues                                     $ 2,325,000       $ 1,178,000
     Expenses                                       2,564,000         2,007,000
                                                    ---------         ---------
     Net loss                                     $  (239,000)      $  (829,000)
                                                    ---------         ---------
                                                    ---------         ---------

                              PS MARINA INVESTORS I
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                               September 30, 1996
                                   (Unaudited)

The Registrant's operations for the nine months ended September 30, 1996 consist of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California, and ThunderBoat Marina in Dania, Florida (until September 30, 1996). The Partnership also owned Banyan Bay Marina in Dania, Florida, however, this property remained closed due to the continued availability of space at the Registrant's ThunderBoat Marina, which is near Banyan Bay. As of September 30, 1996, the marinas had the following occupancies:

                Tower Park Marina                ThunderBoat Marina
              Spaces         %                 Spaces         %
              Available    Occupied            Available    Occupied
              ---------------------            ---------------------
Wet slips     233(1)        90.6%                30          33.3%
Dry storage   168           86.3%               416          56.7%
RV Park       130           80.8%

(1) non-transient spaces only

Effective January 1, 1996, the Partnership and Tower Park Marina took over the operations of the restaurant and retail store, which had previously been leased to an affiliate. For the nine months ended September 30, 1996, revenues for Tower Park Marina were $2,571,000 compared to $1,527,000 for the same period a year ago. The increase is primarily due to restaurant and retail revenues of $1,044,000. Overall, the property's net operating increased to $232,000 from $184,000. The increase is primarily due to an $87,000 reduction in fees associated with the court appointed receiver (which was terminated in May 1995), $137,000 of operating income from the restaurant and retail store, offset by a $51,000 increase in maintenance and utility costs, $34,000 increase in management fees and a $32,000 increase in insurance costs.

At ThunderBoat Marina revenues declined $14,000 to $444,000 for the nine months ended September 30, 1996, while net operating income improved $32,000 to $68,000.

The Registrant's net loss before net realizable value adjustment of $255,000 for the nine months ended September 30, 1996 includes $263,000 of depreciation and amortization, a non-cash item, an improvement of $765,000 in cash flow over the same period of a year ago.

                             PS MARINA INVESTORS I,
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                               September 30, 1996
                                   (Unaudited)
LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1988 the Registrant has operated at a deficit. These deficits have been partially covered by advances from the General Partners and cash reserves. In addition, the Registrant has discontinued making debt service payments on substantially all of its notes.

On October 5, 1995, the loan secured by Chandlers Landing Yacht Club was sold to President's Square Limited Partnership. On October 13, 1995, President's Square Limited Partnership notified the Registrant that it was in default of several provisions of the loan, and demanded that the defaults be corrected within 30 days or the note would be accelerated and due immediately. As all the conditions of default could not be corrected, and after evaluating the current value of the property, the Registrant has decided to allow the property to be sold at a trustee foreclosure sale on February 6, 1996.

In October 1993, the Partnership discontinued making payments on the $2,000,000 note payable secured by ThunderBoat Marina and Banyan Bay Marina, and, as a result, is currently in default on this note. In September 1994, the lender initiated an action seeking to foreclose on the marinas. In July 1995, the Partnership entered into a forbearance agreement in which the lender agreed to forbear action to foreclose until February 15, 1996. The forbearance agreement required an initial fee of $30,000 and monthly payments, beginning in September 1995, of $25,000, which were applied to accrued unpaid interest. In February 1996, the lender offered to extend the forbearance period if the monthly payments were increased to $40,000. Due to the continued operating cash flow deficits of the properties and the inability to sell the Banyan Bay Marina, the Partnership has decided to allow the lender to foreclose on the properties. On September 30, 1996 the properties were foreclosed on by the lender.

No payments have been made on the note payable secured by Tower Park Marina since September 1991. Throughout 1991, 1992, 1993 and 1994, the Registrant was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("the RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Registrant entered into an option agreement to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs. The option agreement expired on April 10, 1996. On October 1, 1996 the Registrant commenced a solicitation to substitute a new general partner for the individual general partner (see Item 4 below). In exchange for allowing this substitution, the individual general partner has agreed to extend the option period that the Registrant has to purchase the note for 3 years from the date the substitution is approved.

                             PS MARINA INVESTORS I,
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                               September 30, 1996
                                   (Unaudited)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

                              PS MARINA INVESTORS I
                        a California Limited Partnership


                           PART II. OTHER INFORMATION

                               September 30, 1996
                                   (Unaudited)

ITEMS 1 through 3 are inapplicable.

ITEM 4.  Submission of Matters to a vote of Security Holders

On October 1, 1996 a Solicitation of Consents in Lieu of a Special Meeting of Unitholders was initiated. The Solicitation is requesting the unitholders approval to substitute Tower Park Marina Operating Corporation for B. Wayne Hughes as a general partner of the Registrant and to change the Registrant's name to Tower Park Marina Investors, L.P.

As of November 7, 1996, 1,628, 254, and 83 votes have been cast for, against or abstained, respectively. Consents will continue to be accepted until November 30, 1996. The Registrant requires 2,255 favorable votes in order for the solicitation to be approved.

ITEM 5.  Other Information

On September 30, 1996 the Registrant's ThunderBoat Marina and Banyan Bay Marina were foreclosed on by the lender on the properties. See Note 6 for proforma information for the nine months ended September 30, 1996 and 1995.

ITEM 6 is inapplicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DATED: November 7, 1996

                                        PS MARINA INVESTORS I,
                                        a California Limited Partnership

                                        BY:  PS Marina Investors, Inc.
                                            General Partner


                                        BY:  Jeffrey K. Ellis
                                             ----------------
                                             Jeffrey K. Ellis
                                             Vice President

                                      INDEX


PART I.   FINANCIAL INFORMATION                                  PAGE REFERENCE

          Balance Sheets at September 30, 1996 and
            December 31, 1995                                             2

          Statements of Operations for the three month
            periods ended September 30, 1996 and 1995                     3

          Statements of Operations for the nine month
            periods ended September 30, 1996 and 1995                     4

          Statements of Cash Flows for the nine month
            periods ended September 30, 1996 and 1995                     5

          Notes to Financial Statements                                6-14

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                15-17



PART II.  OTHER INFORMATION                                              18