Form 10-K405
period 1996-12-31
PS MARINA INVESTORS I
filed 1997-04-15
CIK 831491

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996 or
                          -----------------
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____________ to ____________

Commission file number 0-17672
                       -------
                      TOWER PARK MARINA INVESTORS, L.P.,
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership
            (Exact name of registrant as specified in its charter)

            California                          95-4137996
--------------------------------            ----------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification Number)

           16633 Ventura Blvd., 6th Floor, Encino, California 91436
           --------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

      Registrant's telephone number, including area code:  (818) 907-0400
                                                           --------------
                     ____________________________________

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                                     PART I
ITEM 1.   Business.
          --------

          Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership ("Registrant"), is a publicly held limited partnership organized on January 6, 1988 under the California Revised Limited Partnership Act. Commencing August 4, 1988, Registrant offered 12,000 units (including options) of limited partnership interest (the "Units") to the public at $5,000 per Unit in an interstate offering. The offering was terminated on November 27, 1989, with limited partners purchasing 4,508 Units for an aggregate purchase price of $22,540,000.

          Registrant's general partners (the "General Partners") are Westrec Investors, Inc., (formerly PS Marina Investors, Inc.) a California corporation (the "Corporate General Partner") and B. Wayne Hughes ("Mr. Hughes"). Effective March 1, 1997 Tower Park Marina Operating Corporation, a wholly-owned subsidiary of Westrec Financial, Inc., a California corporation ("Westrec Financial") was substituted for Mr. Hughes, see Item 4 below for additional details. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, Inc., a California corporation ("Westrec Properties"). On June 7, 1990, 100% of the common stock of Westrec Properties, Inc. was purchased by Westrec Financial. Prior to that date, Westrec Properties was owned by ten individual shareholders, of which one, Mr. Hughes, owned 53.1% of the common stock. The Corporate General Partner, acting through its directors and executive officers, is responsi ble for the day-to-day operations of Registrant. In conjunction with the change of ownership of Westrec Properties, Mr. Hughes, entered into an agreement pursuant to which Mr. Hughes delegated the responsibility for the day-to-day operations of Registrant to the Corporate General Partner, but Mr. Hughes has retained certain rights to consent to fundamental transactions. Reference is made to Item 12 below for additional information regarding the change of ownership of Westrec Properties. The limited partners of Registrant have no right to participate in the management or conduct of Registrant's business and affairs.

          Registrant has entered into management agreements with Westrec Marina Management, Inc. ("WMMI"), a California corporation and a wholly-owned subsidiary of Westrec Financial, whereby WMMI has agreed to manage Registrant's properties for monthly fees generally equal to 6% of gross revenues from the operation of the properties. The management agreements are cancelable on 60 days' notice by either party with or without cause. WMMI also manages marina properties for other entities affiliated with the General Partners and for unaffiliated third parties.

          Registrant was formed to acquire and improve existing marinas and related facilities and, to a lesser extent, to develop marina facilities.
Marina facilities typically contain wet and/or dry boat storage facilities, gasoline sales facilities and may contain one or more related facilities such as a recreational vehicle ("R.V.") or campground facilities, boat trailer storage facilities, boat rental and sales facilities, restaurants, or similar facilities, and boat supplies and sundries stores. Substantially all of the Registrant's income is derived from the operation for rental of wet and/or dry boat storage facilities and related facilities such as R.V. facilities and boat trailer storage facilities, and from the receipt of rental payments under leases or subleases as described below. All other operations or facilities at a marina that constitute a significant portion of the marina's operations, currently are, and in the future, are expected to be, leased by Registrant to unaffiliated or affiliated lessees or sublessees who will operate them. Registrant may lease certain facilities to affiliates of the General Partners provided that the terms of such leases are no less favorable to Registrant than those contained in leases with unaffiliated parties.

          Registrant's principal investment objectives are to (1) preserve and protect Registrant's invested capital; (2) provide cash distributions from property operations; (3) provide federal income tax deductions so that during the early years of property operations substantially all or a portion of cash distributions to the limited partners will be tax sheltered; (4) maximize the potential for appreciation in value of Registrant's properties; and (5) build up equity through the reduction of mortgage loans on Registrant's properties.

          The General Partners or an affiliate supervise the construction of improvements to Registrant's properties.

          As of December 31, 1996, Registrant owned one property. Reference is made to Item 2 for a summary of information about this property. On September 30, 1996, the Registrant's ThunderBoat and Banyan Bay Marinas were foreclosed on
by the lender on the properties.   On February 6, 1996, the Registrant's
Chandlers Landing Yacht Club was sold at a foreclosure sale to the lender on the property. See Liquidity and Capital Resources below for additional details of these losses.

          Registrant competes in the operation of its property with other entities, some of which may have greater assets than Registrant. The primary factors upon which competition is based are location, the manner in which the property is managed and marketed, the nature and quality of facilities and rental rates. Registrant's property may encounter competition from other marinas which are located near it, and no assurance can be given that additional competing marinas will not be developed in the vicinity of the property. Affiliates of the General Partners operate a marina in the vicinity of Registrant's marina, and the General Partners or their affiliates may organize future partnerships or other entities to own and operate marinas which may compete with Registrant's property. The General Partners and their affiliates, including in particular WMMI, may also manage marinas owned by unaffiliated third parties which may compete with Registrant's property.

          The Registrant's Tower Park Marina, is operated under a lease with the California State Lands Commission ("CSLC"). Registrant's ability to assign or sublease its rights under this agreement would require the consent of the CSLC. An uncured breach of any of the conditions of the CSLC lease would constitute grounds for revocation of the lease.

          Marinas are subject to numerous governmental regulations, particularly environmental regulations, such as water pollution and water quality control regulations, and other miscellaneous regulatory requirements. Failure to comply with those regula tions would constitute grounds for revocation of the CSLC lease when such failure affects the leased property. Any licensee or subtenant of Registrant will also have to comply with such regulations.

          Registrant and its sublessees are subject to certain reporting requirements relating to any water pollution caused by their operations, such as the California Safe Drinking Water and Toxic Enforcement Act of 1986 ("California Proposition 65") in the case of the Tower Park Marina and similar laws in other states. California Proposition 65 contains a prohibition on discharging specified toxic chemicals into water or land where such chemicals pass (or probably will pass) into any source of drinking water. Civil penalties have been established for violations of California Proposition 65 and actions may also be brought. Registrant and its sublessees must comply with applicable laws concerning the lawful handling and disposal of certain products used in and generated by the operation of its marinas, such as oil, paint, sewage and fuel. Registrant and its sublessees must also comply with applicable federal, state and local laws concerning underground storage tanks. The Environmental Protection Agency ("EPA") has issued a number of regulations relating to underground storage tanks which include a reporting requirement for a specified level of soil contamination. Moreover, at all times, owners of tanks are responsible for the cost of cleaning up any leaks and for compensating injured parties. Registrant may also be subject to state laws regarding underground storage tanks that have requirements more stringent than those under the EPA. It is possible that storage tanks at Tower Park Marina may have to be replaced in the future. If any leaks from storage tanks or spillage or disposal from other operations (such as the loading of gasoline into boats by Registrant or its sublessees or the disposal of paint, oil and other products used in the repair of boats) causes or has caused contamination of the soil or the water, Registrant and its sublessees will be required to comply with federal, state and local laws relating to "hazardous waste" clean-up and Registrant and its sublessees may have to incur expenses to dispose of the hazardous waste in a lawful manner. If other parties contribute or have contributed to water or soil contamination at Tower Park Marina, Registrant would be able to seek reimbursement from such other parties in connection with the payment by Registrant of any expenses to comply with such regulations.

          In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. The Registrant has engaged environmental consultants to perform additional tests to determine the extent of the contamination. Currently, the California Regional Water Quality Control Board has required groundwater sampling and monitoring on a quarterly basis. At this time, it is not possible to determine the extent of contamination that exists and as such the cost of remediation cannot be estimated.

          Tower Park Marina is also subject to a variety of federal, state and local laws affecting their development or improvement, including laws and regulations relating to environmental factors. Difficulties or failures in obtaining required approvals could delay or prevent the improvement at the property.

          The operations at Tower Park Marina are influenced by factors affecting the marina and boating industries nationally, in addition to varying seasonally, with activity increasing substantially during the period April through October of each year.

          There are 44 persons who render service on behalf of Registrant on a full-time basis, and 47 persons who render services on a part-time basis. These persons include managers, assistant managers, relief managers, area managers, restaurant personnel, accounting, administrative and clerical personnel, construction, dock personnel and development and supervision personnel. The persons rendering services on a part-time basis may also render services on behalf of one or more of WMMI, Westrec Financial, other partnerships organized by Westrec Financial and other persons or entities owning properties managed by WMMI.

          The term of Registrant is until the property has been sold and, in any event, not later than December 31, 2038.

ITEM 2. Property.
        --------

          As of December 31, 1996, the Registrant owned Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. A portion of Tower Park Marina is leased from the California State Lands Commission. Tower Park Marina improvements and operations currently consist of the following: (a) 188 covered slips contained in 17 covered sheds;
(b) 184 open slips; (c) end ties for approximately 18 boats; (d) an R.V. facility containing approximately 397 existing spaces; (e) a gas dock facility; (f) three warehouse buildings utilized as a restaurant and bar, store, boat sales offices, and maintenance shop containing three covered dry boat storage areas with capacity for approximately 77 boats; and (g) additional dry storage areas with capacity for approximately 85 boats. Registrant operates the wet and dry boat storage facilities, the R.V. facility and the gas dock facility. The covered boat slips at Tower Park Marina are typically rented on a month to month basis. Most of the open boat slips and the lineal boat dockage at Tower Park Marina are rented on a monthly, weekly or daily basis. The R.V. facility consists of permanent (rented on an annual basis) R.V. camping and transient R.V. camping. As of March 31, 1997, the permanent wet slip facilities (consisting of 234 slips) were approximately 81.6% leased and the permanent R.V. spaces (consisting of 131 spaces) were approximately 77.9% leased.

     Tower Park Marina is held subject to an encumbrance which is described in this report under Note (3) of the Notes to Financial Statements included in Item 14(a).

ITEM 3.   Legal Proceedings.
          -----------------
          Louis J. Hadbavny, et al. vs. PS Marina Investors I, et al.
          -----------------------------------------------------------

          On October 23, 1992, thirty-three of the Unit holders filed a complaint in the Superior Court of the State of California, County of Los Angeles against the Registrant, its General Partners and others. The complaint alleged securities fraud, negligent misrepresentation and breach of fiduciary duty in connection with the initial offering and the subsequent management of the Registrant. This matter was settled in December 1995. The terms of the settlement required the General Partners to: (1) forgive advances totalling $577,000 previously made to the Registrant, (2) bear all costs of administering the Partnership for a period of three years, (3) reduce their interest in future cash distribu-tions of the Registrant to one percent, and (4) pay $120,000 to the plaintiffs' attorneys in reimbursement of fees.

          Tower Park, Inc., David M. Smith and Maynard S. Woodard vs. PS Marina
          ---------------------------------------------------------------------
          Investors I, et al.
          -------------------

          On June 2, 1992, the plaintiffs filed this complaint in the Superior Court of the State of California, County of San Joaquin against the Registrant, its General Partners and others alleging a breach of contract and breach of the implied covenant of good faith and fair dealing. The complaint pertained to certain purchase price adjustments Registrant agreed to pay in connection with its purchase of Tower Park Marina if the plaintiffs were successful in obtaining certain governmental approvals for the further development of the property. The proper permits were not obtained and therefore the Registrant believed that the
plaintiffs were not entitled to the additional compensation.   The complaint
sought compensatory damages in the amount of $1,685,000, plus interest, attorney fees and costs.

          The case was settled in February 1996. In connection with the Registrant obtaining the full release from all obligations associated with the purchase price adjustment agreement, the Registrant agreed to pay $50,000 to the plaintiffs.

          Resolution Trust Corporation, et al. vs. PS Marina Investors I, et al.
          ----------------------------------------------------------------------

          On August 16, 1994, plaintiffs filed this complaint in the Superior Court of the State of California, County of San Joaquin alleging causes of action for (1) specific performance of a deed of trust on Tower Park Marina, (2) appointment of a receiver, (3) injunctive relief, and (4) judicial foreclosure on the Tower Park Marina.

          In January 1996, Resolution Trust Corporation ("RTC") sold the note to a third party. The note was subsequently purchased by an affiliate of Mr.
Hughes.   The Registrant has entered into an option agreement (which expired on
April 10, 1996) to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs. The Registrant entered into a new option agreement effective March 1, 1997, see Item 4 below for a detailed description of the option terms.

          Leaman vs. PS Marina Investors I, et al.
          ----------------------------------------

          In September 1995, Mr. Leaman, the prior owner of ThunderBoat and Banyan Bay Marinas filed suit in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, alleging that the Registrant had failed to pay him $1,100,000 of additional compensation relating to the Registrant's purchase of ThunderBoat and Banyan Bay Marinas. In connection with the purchase of these properties from Mr. Leaman in 1989, the Registrant entered into an employment agreement that provided that Mr. Leaman would be entitled to earn a bonus, payable over three years. The maximum bonus that Mr. Leaman could have earned was $1,100,000. Mr. Leaman resigned from his employment in less than one year. Mr. Leaman is alleging that the bonus is actually just deferred compensation due from his sale of the properties to Registrant. The Registrant intends to defend the case vigorously, particularly on the grounds that no bonus was earned based on the financial results of the properties. The Registrant filed its answers and affirmative defenses on May 10, 1995 and the case remains in the discovery phase.

ITEM 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          On October 1, 1996, the vote of security holders of Registrant was solicited to permit the substitution of Tower Park Marina Operating Corporation, a wholly owned subsidiary of Westrec Financial, for B. Wayne Hughes as a general partner and to change the Registrant's name to Tower Park Marina Investors, L.P. Both of these issues were approved and made effective March 1, 1997. In connection with this solicitation, Mr. Hughes entered into a new option agreement with the Registrant, which allows the Registrant to purchase the note secured by Tower Park Marina for Mr. Hughes' cost, $1,700,000, plus $68,000 of accrued unpaid interest. As of December 31, 1996, the note was reflected on the Registrant's balance sheet at its face value of $6,715,000 with an additional $2,046,000 being shown as accrued unpaid interest. The option is initially for a one year period expiring on February 28, 1998. The Registrant may extend the option agreement for two additional one year periods by paying Mr. Hughes $50,000 for each extension requested. The extension payment will be applied as a reduction in the principal amount due.

                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------
          Registrant has no common stock.

          The Units are not listed on any national securities exchange or quoted on the NASDAQ System, and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partner ship Agreement. However, the General Partners do not monitor or regularly receive or maintain information regarding the prices at which secondary sales transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as Investment Advisor summarize and report information (on a monthly, bi-monthly or less frequent basis) regarding secondary sales transactions in certain limited partnership interests, including the prices at which such secondary sales transactions are effected.

          Exclusive of the General Partners' interest in Registrant, as of December 31, 1996, there were approximately 1,032 Unit holders of record.

          Registrant makes quarterly distributions of all "Cash Flow from Operations" and will make distributions of "Cash from Sales or Refinancing". Cash Flow from Operations is the total cash receipts of the Registrant from the operations of the Registrant's business, which includes, but is not limited to, cash receipts from the rental of the Registrant's properties, and which excludes Cash from Sales or Refinancing, less: (i) all operating expenses other than non-cash expenses such as depreciation and amortiza tion; (ii) all principal and interest payments on any loans or advances; (iii) any sums expended for capital improvements or replacements (excluding amounts paid from funds provided by capital contributions); and (iv) a cash reserve for working capital or other purposes, the amount of which shall be determined by the General Partners. Cash from Sales or Refinancing is the net proceeds to Registrant from all sales, exchanges and refinancing of Registrant's properties, less payment of indebtedness relating to such properties and adequate cash reserves from such net proceeds for other obligations of Registrant for which there is no provision; however, Cash from Sales or Refinancing does not include any proceeds reinvested in properties.

          As a result of Registrant's continued operating deficits, distributions have been suspended since June 30, 1991. See Item 6 and 7 for a more detailed discussion of the Registrant's operating results.

ITEM 6.   Selected Financial Data.
          -----------------------

          The data set forth below should be read in connection with the Financial Statements and Notes thereto appearing elsewhere herein, and Management's Discussion and Analysis of Financial Condition and results of Operations.

(In thousands of dollars, except per unit information)
---------------------------------------------------------------------------------------
For the Year                   1996        1995         1994        1993        1992
---------------------------------------------------------------------------------------
Revenues                     $ 3,318    $    2,380    $  2,340    $  2,920    $  3,050
                             =======    ==========    ========    ========    ========

Net loss                     $  (145)   $  (10,934)   $ (2,462)   $ (3,848)   $ (2,457)
                             =======    ==========    ========    ========    ========

Limited Partners'
  share                         (144)      (10,825)     (2,437)     (3,810)     (2,432)

General Partners'
  share                           (1)         (109)        (25)        (38)        (25)

Limited Partners'
   per unit data(1)

     Net Loss                 (31.94)    (2,401.29)    (540.59)    (845.16)    (539.49)

     Cash Distributions            -             -           -           -           -
---------------------------------------------------------------------------------------
As of December 31,              1996          1995        1994        1993        1992
---------------------------------------------------------------------------------------

Total assets                 $ 2,874    $    5,500    $ 15,550    $ 18,594    $ 21,033
                             =======    ==========    ========    ========    ========

Mortgage notes
  payable                    $ 6,736    $    9,286    $  9,385    $  9,593    $  9,628
                             =======    ==========    ========    ========    ========

______________________

(1) Per unit data is based on the weighted average number of Units outstanding during each year, 4,508.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations.
----------------------

          In August 1988 the Registrant commenced an offering of up to 12,000 units of limited partnership interest to the public in an interstate offering. The offering was terminated on November 27, 1989 after the sale of 4,508 units.

          Tower Park Marina was purchased in February 1988 and as of December 31, 1996, $9,933,000 had been incurred in capital costs associated with its acquisition and subsequent improvement. Chandlers Landing Marina was purchased in September 1988 (foreclosed February 1, 1994) and, in July 1991, the adjacent Chandlers Landing Yacht Club was purchased (foreclosed February 6, 1996). ThunderBoat Marina and Banyan Bay Marina were purchased in November 1989 and foreclosed on September 30, 1996.

          The operations of the Registrant's Marinas are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions.

          1996 Compared to 1995
          ---------------------

          For the year ended December 31, 1996, net operating cash flow (deficit)[cash flow before debt service] for Tower Park was $198,000 ($199,000 in 1995), for Chandlers Landing was ($7,000)(($30,000) in 1995), for ThunderBoat was $16,000 (71,000 in 1995), and for Banyan was ($46,000)(($68,000) in 1995).

          The slight decline in Tower Park Marina's net operating cash flow was the net effect of the removal of the court-appointed receiver in May 1995, which represented $91,000 of fees in 1995, offset by a $46,000 decline in RV parking in 1996 and an $11,000 decline in slip rentals. In addition, effective January 1, 1996 the Registrant took over the operations of the restaurant and bar and general store which had previously been leased to Marine Ventures Limited, an affiliate of the Corporate General Partner.

          The improvement in Chandlers Landing Yacht Club's net operating cash flow deficit is due to the ceasing of operations in December 1995 and the property being sold at a trustee foreclosure sale on February 6, 1996.

          The decline in ThunderBoat Marina's net operating cash flow is attributable to lower occupancies during 1996 and because the property was sold to the lender at a foreclosure sale and was transferred effective September 30, 1996. Banyan Bay Marina's improvement is due to the Registrant only incurring holding costs through September 30, 1996, the effective date that the property was transferred to the Lender at a foreclosure sale.

          For the year ended December 31, 1996, the Registrant incurred a cash flow deficit of $818,000 (net loss plus depreciation and amortization), an improvement of $150,000 over the $968,000 deficit incurred in 1995. The improvement in cash flow was primarily due to the loss of Chandler's Landing Yacht Club on February 6, 1996 and ThunderBoat and Banyan Bay Marinas on September 30, 1996. The cash flow deficit was covered through the suspension of debt service payments on substantially all of the Registrant's notes payable and by advances from the Corporate General Partner. The Registrant's note payable at December 31, 1996 is secured by Tower Park Marina. See Liquidity and Capital Resources below regarding the status of this note.

          Slip rental revenue for the Registrant declined $149,000 in 1996 compared to 1995. The decline was comprised of a decrease in slip rental revenue of $11,000 at Tower Park and decrease of $138,000 at ThunderBoat.

          RV park revenues decreased $46,000 in 1996 to $610,000. Revenues from permanent RV park rentals at Tower Park declined $27,000 due to a decline in occupancy and a $8,000 decline in transient activity offset by an increase in rates. The balance of the decline is due to a decrease in electricity charge backs.

          Lease income remained relatively stable in 1996 compared to 1995.

          Cost of operations increased $968,000 in 1996 over 1995, due primarily to Registrant operating the restaurant, bar and general store at Tower Park Marina effective January 1, 1996. These new departments incurred costs of $1,114,000, while providing additional revenue of $1,231,000.

          The decline in interest expense is due to the foreclosure of Chandler's Landing Yacht Club on February 6, 1996 and the foreclosure of ThunderBoat Marina and Banyan Bay Marina on September 30, 1996.

          The increase in management fees is the result of the new operations at Tower Park Marina, which resulted in a $40,000 increase in management fees for Tower Park Marina. This increase was offset by the loss of ThunderBoat Marina on September 30, 1996.

          Depreciation and amortization declined due to the loss of Chandlers Landing Yacht Club, ThunderBoat Marina and Banyan Bay Marina in 1996 and no depreciation being taken on these facilities in 1996. In addition, the depreciation of Tower Park Marina declined because of the write-down of this property in 1995.

          1995 Compared to 1994
          ---------------------

          For the year ended December 31, 1995, net operating cash flow (deficit)[cash flow before debt service] for Tower Park was $199,000 ($112,000 in 1994), for Chandlers Landing was ($30,000) (($40,000) in 1994), for
ThunderBoat was $71,000 ($86,000 in

1994), and for Banyan was ($68,000) (($73,000) in 1994).

          The improvement in Tower Park Marina's net operating cash flow is due primarily to the removal of the court-appointed receiver in May 1995, which resulted in $91,000 of receiver fees in 1995 compared to $251,000 in 1994, offset by a $76,000 increase in administrative costs.

          The slight improvement in Chandlers Landing Yacht Club's net operating cash flow deficit is attributable to a significant curtailment of the property's operation in August 1995 and the ceasing of operations in December 1995. This property was sold at a trustee foreclosure sale on February 6, 1996.

          The occupancy at ThunderBoat Marina had been increasing steadily during 1994 and the first part of 1995. However, in April 1995 the occupancy began to fall below that of a year earlier and as of April 1, 1996 the dry storage spaces were 58.7% occupied, a decline of 34 boats from a year earlier. For the year, dry storage revenues increased $13,000 to $463,000, with an increase in dry storage operating costs of $29,000.

          Due to the continued availability of storage space at ThunderBoat Marina and because of ThunderBoat's superior location, Banyan Bay Marina remains closed. Banyan Bay Marina was listed for sale in August 1995, but to date no offers have been received. The Registrant has decided to allow the lender on the ThunderBoat and Banyan Bay Marinas to foreclose on these properties. See Liquidity and Capital Resources below for additional details regarding this decision.

          For the year ended December 31, 1995, the Registrant incurred a cash flow deficit of $968,000 (net loss plus depreciation and amortization and net realizable value reserve), an improvement of $799,000 over the $1,767,000 deficit incurred in 1994. The improvement in cash flow was primarily due to 1994 including $700,000 of litigation costs.

See Item 3 Legal Proceedings. The cash flow deficit was covered through the suspension of debt service payments on substantially all of the Registrant's notes payable. Each of the notes payable is secured by various of Registrant's properties. See Liquidity and Capital Resources below regarding the status of the various loans.

          Slip rental revenue for the Registrant declined $26,000 in 1995 compared to 1994. The decline was comprised of a decrease in slip rental revenue of $31,000 at Tower Park and an increase of $5,000 at ThunderBoat.

          RV park revenues decreased $7,000 in 1995 to $656,000. Revenues from permanent RV park rentals at Tower Park declined $4,000 due to a 5.6% increase in rates, offset by a 9.0% decline in occupancy and a $3,000 decline in transient activity.

          Lease income increased $27,000 in 1995, primarily because of new leases at Tower Park Marina, primarily to a boat rental operator.

          Other income, interest expense and management fees remained relatively stable in 1995 compared to 1994.

          Cost of operations declined $108,000 in 1995 from 1994. The decrease was primarily due to the removal of the court appointed receiver at Tower Park in May 1995, which resulted in a $160,000 reduction in costs, from $251,000 in 1994 to $91,000 in 1995. Depreciation and amortization declined $350,000 in 1995, due to those assets with a seven year life being fully depreciated during 1994 and 1995.

          Liquidity and Capital Resources
          -------------------------------

          Since its inception in 1988 the Registrant has operated at a deficit. These deficits have been partially covered by advances from the General Partners and cash reserves. In addition, the Registrant has discontinued making debt service payments on substantially all of its notes payable.

          No payments have been made on the note payable secured by Tower Park Marina since September 1991. During 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("the RTC"), to restructure or otherwise settle the note. In February 1994, the RTC foreclosed on Chandlers Landing Marina (also collateral for the note) by bidding $2,038,000 of its note at the foreclosure sale. In January 1995, the RTC sold the note to a third party. The note was then purchased by an affiliate of Mr. Hughes. The Registrant entered into an option agreement to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs, which expired on April 10, 1996. In connection with the substitution of a new general partner for Mr. Hughes, the option agreement was extended until February 28, 1998, (see Item 4 above for additional details).

          In October 1993, the Registrant discontinued making payments on the $2,000,000 note payable secured by ThunderBoat Marina and Banyan Bay Marina, and, as a result, was in default on this note. In September 1994, the lender initiated an action seeking to foreclose on the marinas. In January 1995, the Registrant entered into a forbearance agreement in which the lender agreed to forbear action to foreclose until July 15, 1996 as long as the Registrant made monthly payments to the lender of $4,000. As part of the forbearance agreement, the Registrant agreed that if the note was not paid in full or otherwise acceptably restructured prior to July 15, 1995, the lender would be entitled to a judgment of foreclosure. In July 1995, the Registrant and the lender agreed to extended the forbearance period until February 15, 1996. The extension required an initial fee of $30,000 and monthly payments, beginning in September 1995, of $25,000, which were applied to accrued unpaid interest. In February 1996, the lender offered to extend the forbearance period if the monthly payments were increased to $40,000. Due to the continued operating cash flow deficits of the properties and the inability to sell the Banyan Bay Marina, the Registrant allowed the lender to foreclose on the properties effective September 30, 1996.

          On October 5, 1995, the loan secured by Chandlers Landing Yacht Club was sold to President's Square Limited Partnership. On October 13, 1995, President's Square Limited Partnership notified the Partnership that it was in default of several provisions on the loan, and demanded that the defaults be corrected within 30 days or the note would be accelerated and due immediately. As all the conditions of default could not be corrected, and after evaluating the current value of the property, the Partnership allowed the property to be sold at a trustee foreclosure sale on February 6, 1996.

          Registrant's ability to continue to operate through 1997 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and their ability to refinance Tower Park Marina in order to exercise their rights under the option agreement.

ITEM 8.   Financial Statements and Supplementary Data.
          -------------------------------------------
          Registrant's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          --------------------
          Not applicable.

                                   PART III

ITEM 10.  Directors and Executive Officers of Registrant.
          ----------------------------------------------
          Registrant has no directors or executive officers.

          Registrant's general partners are PS Marina Investors, Inc. and B. Wayne Hughes. The Corporate General Partner, acting through its directors and executive officers, is responsible for the day-to-day operations of Registrant. In conjunction with the change of ownership of Westrec Properties, Mr. Hughes, the individual general partner of Registrant, entered into an agreement pursuant to which Mr. Hughes delegated the responsibility for the day-to-day operations of Registrant to the Corporate General Partner, but Mr. Hughes has retained certain rights to consent to fundamental transactions, including the purchase, development, financing or sale of a property, the borrowing of funds in excess of $100,000 and transactions between Registrant and the Corporate General
Partner or affiliates.   Reference is made to Item 12 below for additional
information regarding the change of ownership of Westrec Properties. Registrant's properties are managed and operated by Westrec Marina Management, Inc. ("WMMI"), a wholly-owned subsidiary of Westrec Financial.

          The names and ages of all directors and executive officers of the Corporate General Partner, and the executive officer of WMMI who performs significant policy-making or operational functions for Registrant, the offices held by each of them, the dates of their elections to such offices, and their business experience during the past five years are set forth below. Such information is also provided below for Mr. Hughes, the individual General Partner of Registrant.

                                  Office and Date               Business Experience
         Name           Age         of Election                 During Past 5 Years
         ----           ---       ---------------               -------------------

Michael M. Sachs         55       President and                 Mr. Sachs has been a
                                  Director of the               Director, President and
                                  Corporate General             Treasurer of MVL since July
                                  Partner (1990);               1987.  He is President of a
                                  Secretary and                 professional corporation
                                  Director of the               which from 1982 to July
                                  Corporate General             1985 was general counsel to
                                  Partner (1987);               Public Storage Inc. ("PSI")
                                  President,                    and its affiliates and, from
                                  Secretary and                 1982 to 1991, was of counsel
                                  Director of Westrec           to Sachs & Phelps, attorneys
                                  Financial and                 at law. From July 1985 to
                                  President of                  June 1990, Mr. Sachs was
                                  Westrec Properties            the Executive Vice President,
                                  (1990); Secretary             director and general counsel
                                  and Director of               of PSI.  PSI was organized
                                  Westrec Properties            in 1972 and, together with
                                  and WMMI (1987)               its affiliates, has been
                                                                engaged in the development,
                                                                construction, acquisition,
                                                                management and syndication
                                                                of mini-warehouses and,
                                                                to a lesser extent,
                                                                business parks in the
                                                                United States and Canada.
                                                                He was a director of PSI
                                                                (formerly Storage Equities,
                                                                Inc.) and Storage
                                                                Properties, Inc. ("SPI")
                                                                until 1995, each of which
                                                                is a real estate
                                                                investment trust whose
                                                                investment advisor is
                                                                affiliated with PSI, is a
                                                                director of MMI Medical,
                                                                Inc., a company that offers
                                                                health care providers
                                                                diagnostic imaging services,
                                                                and is a director of New
                                                                Century Financial Corporation,
                                                                a residential mortgage brokerage,
                                                                since its inception in 1995.

Jeffrey K. Ellis         36       Vice President                Mr. Ellis joined Westrec
                                  (1990) and Chief              Properties in March 1989.
                                  Financial Officer             From 1987 to 1990, he was
                                  (1996) of Westrec             Vice President of Madison
                                  Financial, the                Pizza Corporation which
                                  Corporate General             developed and managed
                                  Partner; and                  restaurants in the United
                                  Westrec Properties            States.  From 1982 to 1987,
                                  (1990)                        Mr. Ellis was employed
                                                                with Price Waterhouse,
                                                                certified public accountants,
                                                                most recently as an audit
                                                                manager specializing in the
                                                                real estate industry.

William W. Anderson      48       President (1990)              Mr. Anderson joined
                                  Director (1995) of            WMMI in 1989 as
                                  WMMI, Director                Executive Vice President
                                  (1996) of Westrec             and became President in
                                  Financial and                 1990.  He has overall
                                  Westrec Properties            responsibility for property
                                  and the Corporate             operations.  From 1984 to
                                  General Partner.              1989, Mr. Anderson was
                                                                Vice-President of
                                                                Calamigos Ranch, where he
                                                                was vice president of
                                                                operations.  Calamigos Ranch
                                                                operates corporate special
                                                                events and conferences.
                                                                From 1979 to 1984, he was
                                                                a management specialist
                                                                with the National Park
                                                                Service.


B. Wayne Hughes          63       Individual General            Mr. Hughes was Secretary
                                  Partner of                    of PSI from its
                                  Registrant since              organization in 1972, and
                                  Registrant's                  Vice-President from 1974,
                                  inception (1988)              until November 1978, when
                                                                he became President, which
                                                                position he continues to
                                                                hold.  He has been active
                                                                in the real estate
                                                                investment field during the
                                                                past

                                                                25 years.  He has been
                                                                President and director of
                                                                Public Storage, Inc. from
                                                                1980 to 1992, and in 1991
                                                                became Chairman of the
                                                                Board.


          Pursuant to Articles 16 and 17 of Registrant's Partnership Agreement, a copy of which is included in Registrant's prospectus included in SEC Registration No. 33-21021, each of the general partners continues to serve until
(i) death, insanity, insolvency, bank ruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

          Each director of the Corporate General Partner serves until he resigns or is removed from office by Westrec Properties, and may resign or be removed from office at any time with or without cause. Each officer of the Corporate General Partner serves un til he resigns or is removed by the board of directors of the Corporate General Partner. Any such officer may resign or be removed from office at any time with or without cause. No such officer was selected as such pursuant to any arrangement or understanding be tween such officer and any other person.

          During 1995 two partnerships with which the Corporate General Partner is affiliated filed petitions under the United States Bankruptcy Code. First, on May 22, 1995, Washington, D.C. Associates, a general partnership ("WDCA"), filed a petition in the United States Bankruptcy Court for the District of Columbia. WDCA is a partnership of two limited partnerships of which the Corporate General Partner is the managing general partner. Second, on June 28, 1995, Westrec Skipjack Partners, L.P., a limited partnership ("Skipjack"), filed a petition in the United States Bankruptcy Court for the District of Maryland.
A subsidiary of Westrec Financial, Inc., the parent corporation of the Corporate General Partner, is the general partner of a limited partnership which in turn is the general partner of Skipjack. Both of these cases were concluded in 1996 with the properties being transferred to their respective lenders.

          Compliance with Section 16(a) of the Securities Exchange Act of 1934
          --------------------------------------------------------------------

          Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's General Partners, and the directors and executive officers of the Corporate General Partner, and persons who own more than ten percent of the Registrant's Units, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Units. General Partners, officers, directors and greater than ten-percent Unitholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

          To the Registrant's knowledge, based solely on review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Registrant were complied with.

ITEM 11.  Executive Compensation.
          ----------------------
          Registrant has no directors or officers. See Item 13 for a description of cer tain transactions between Registrant and its General Partners and their affiliates.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------
          (a) As of the date hereof, no person is known by Registrant to own benefi cially more than 5% of the Units of limited partnership interest.

          (b)  Registrant has no officers and directors.

               As of December 31, 1996, the General Partners have contributed $1,000 to the capital of Registrant. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of Registrant.

          The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties. On June 7, 1990, 100% of the common stock of Westrec Properties was pur chased by Westrec Financial. Prior to that date, Westrec Properties, Inc. was owned by ten individual shareholders, and 53.1% of the common stock was owned by Mr. Hughes, the individual General Partner.

          Westrec Financial (which may be deemed a parent of Registrant) has two classes of stock outstanding, common stock and Convertible Participating Preferred Stock (the "Preferred Stock") which votes together with the common stock, except for the election of directors. Michael M. Sachs, an officer and director of Westrec Financial and the Corporate General Partner owns 85% of the common stock of Westrec Financial. (Mr. Sachs was an officer, director and shareholder of Westrec Properties prior to its ac quisition by Westrec Financial.)

          In addition, the Corporate General Partner and the Individual General Partner have entered into an agreement allowing each General Partner to offer to sell to the other its rights to receive cash and other distributions from Registrant (such rights are referred to as the "Interest"). The offer must be accompanied by an offer to buy the In terest of the other General Partner at the same price. The General Partner not making the offer has the option to elect whether to purchase the Interest of the other General

Partner or to sell its Interest in Registrant to the offering General Partner. After the sale, the purchasing General Partner must use his or its best efforts to secure the approval of the limited partners of Registrant to the withdrawal of the selling General Partner.

          (c) Registrant knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of Registrant, ex cept as described above and except for Articles 16, 17 and 21.1 of Registrant's Partnership Agreement, a copy of which is included in Registrant's prospectus included in SEC Regis tration Statement No. 33-21021. Those articles provide, in substance, that the limited partners shall have the right, by majority vote, to remove a general partner and that a gen eral partner may designate a successor with the consent of the other general partner and a majority of the limited partners.

ITEM 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          Registrant's prospectus included in SEC Registration Statement No. 33-21021 provides that the General Partners and their affiliates are entitled to the following com pensation:

          1. Acquisition and Development Fees to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for Reg istrant, in an amount equal to 6% of the purchase price or the cost of construction of the properties. Cumulative Acquisition and Development Fees paid to the General Partners and their affiliates through December 31, 1996 totalled $1,576,000, ($3,000 of which was paid in 1996).

          2. Loan Brokerage Fee to be paid to the General Partners or their affili ates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 1996 totalled $71,000 (none of which was paid in 1996).

          3. The Corporate General Partner made advances to Registrant during 1995 and 1996 to cover operating deficits and capital expenditures. At December 31, 1996, these advances totalled $1,208,000 and accrue interest at prime plus 1% (9.25% at December 31, 1996). Interest paid or accrued to the Corporate General Partner for 1996 totalled $92,000.

          4. The General Partners are entitled to receive a percentage of distribu tions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. In connection with the settlement of a lawsuit (see Item 3 - Legal Proceedings), the General Partners have agreed to reduce their share of any future distributions to 1%. No such distributions were made during 1996 and none are expected in 1997.

          Registrant and WMMI, a subsidiary of Westrec Financial, have entered into management agreements, a copy of the form of which is included as an exhibit to Registrant's Registration Statement, SEC Registration Statement No. 33-21021. Under the terms of those agreements, WMMI will receive as compensation for its management services a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the "Gross Revenue" from operations of the properties and (ii) 6% of the Net Sales Revenue from operations of the properties. The term "Gross Revenue" means all receipts (net of security deposits returned to the tenants) of Registrant from the opera tions of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term "Net Sales Revenue" means all receipts of Registrant from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of Registrant). The management fee will cover, without additional expense to Registrant, the time WMMI's executive officers expend on project management and WMMI's overhead costs such as its expenses for rent, utilities and servicing of Registrant's accounts payable. During 1996, $173,000 was paid or accrued by Registrant to WMMI pursuant to the management agreements.

          Registrant may lease certain facilities or operations at a property to affiliates, provided that the terms of such lease are no less favorable to Registrant than those contained in leases with unaffiliated parties.
Registrant had entered into a lease with MVL, an affiliate of the Corporate General Partner, for the operation of the restaurant and bar, general store and pontoon boat rental operation at Tower Park Marina (collectively, the "MVL Tower Park Operations"). The lease was terminated effective December 31, 1995.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------

          (a)  List of Documents filed as part of the Report.

               1.   Financial Statements:  See Index to Financial Statements.

               2. Financial Statement Schedules: See Index to Financial Statements.

               3.   Exhibits:  See Exhibit Index contained herein.

          (b)  No reports on Form 8-K were filed in the fourth quarter of 1996.

          (c)  See Exhibit Index contained herein.

          (d)  See Index to Financial Statements.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex change Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TOWER PARK MARINA INVESTORS, L.P.,
                             (formerly PS MARINA INVESTORS I),
                             a California Limited Partnership

Dated:  April 11, 1997  By:  Westrec Investors, Inc.,
                             ------------------------
                             (formerly PS MARINA INVESTORS, INC.)
                             ------------------------------------
                                 General Partner


                                  By:  Michael M. Sachs
                                       ----------------
                                           President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this re port has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                     Capacity                        Date
      ---------                     --------                        ----

Michael M. Sachs             President, Secretary and           April 11, 1997
------------------------     Director of Westrec Investors,
Michael M. Sachs             Inc., the Corporate General
                             Partner of the Registrant
                             (principal executive officer)


William W. Anderson          Director of Westrec                April 11, 1997
------------------------     Investors, Inc., the
William W. Anderson          Corporate General Partner
                             of the Registrant.



Jeffrey K. Ellis             Vice President and Chief           April 11, 1997
------------------------     Financial Officer of Westrec
Jeffrey K. Ellis             Investors, Inc., the Corporate
                             General Partner of the
                             Registrant (principal financial
                             officer and principal
                             accounting officer)

                      TOWER PARK MARINA INVESTORS, L.P.,
                       (formerly PS MARINA INVESTORS I)
                       a California Limited Partnership

        Index to Financial Statements and Financial Statement Schedules
                                 (Item 14 (a))

                                                                       Page
                                                                     Reference
                                                                     ---------
Report of Ernst & Young LLP, Independent Auditors                        F-1

Balance Sheets at December 31, 1996 and 1995                             F-2

Statements of Operations for the year ended
 December 31, 1996, 1995 and 1994                                        F-3

Statements of Partners' Equity (Deficit) for the year
 ended December 31, 1996, 1995 and 1994                                  F-4

Statements of Cash Flows for the year ended
 December 31, 1996, 1995 and 1994                                        F-5

Notes to Financial Statements                                        F-6 to F-14


Schedules for the year ended December 31, 1996, 1995 and 1994

III - Real Estate and Accumulated Depreciation                       F-15 to F-16

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS

The Partners
Tower Park Marina Investors, L.P.,
(formerly PS Marina Investors I),
a California Limited Partnership

We have audited the accompanying balance sheets of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the accompanying Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, at December 31, 1996, and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth thereon.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 2 and 3, the Partnership's property is not generating a satisfactory level of cash flow and cash flow projections do not indicate significant improvement in the near term in order for the Partnership to exercise the option on the note payable. These issues raise substantial doubt about the Partner ship's ability to recover the carrying value of its assets (not withstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.


Ernst & Young, LLP

Los Angeles, California
March 14, 1997

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                                BALANCE SHEETS

                                                          December 31,
                                                  ----------------------------
                                                      1996           1995
                                                  ------------   -------------
ASSETS
------

Cash                                              $    20,000     $    26,000
Accounts receivable                                   135,000          80,000
Tower Park Marina, net                              2,483,000       2,529,000
Marina facilities and other related
  assets to be abandoned, net                               -       2,750,000
Other assets, net                                     236,000         115,000
                                                  -----------     -----------

                                                  $ 2,874,000     $ 5,500,000
                                                  ===========     ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Accounts payable and accrued expenses             $   836,000     $   848,000
Accounts payable and other liabilities
  related to marinas to be abandoned                  100,000       1,034,000
Interest payable                                    2,046,000       1,328,000
Advances from affiliates                            1,390,000       1,208,000
Deferred rentals                                      226,000         111,000
Notes payable                                       6,736,000       6,729,000
Notes payable related to marinas to
  be abandoned                                              -       2,557,000
Commitments and contingencies                               -               -
                                                  -----------     -----------

                                                   11,334,000      13,815,000

Partners' equity (deficit):
  Limited partners' equity (deficit), $5,000
    per unit, 4,508 units authorized, issued
    and outstanding                                (7,515,000)     (7,371,000)
  Less deferred contributions                         (76,000)        (76,000)
                                                  -----------     -----------
                                                   (7,591,000)     (7,447,000)
  General partners' deficit                          (869,000)       (868,000)
                                                  -----------     -----------
    Total partners' equity (deficit)               (8,460,000)     (8,315,000)
                                                  -----------     -----------

                                                  $ 2,874,000     $ 5,500,000
                                                  ===========     ===========

                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                           STATEMENTS OF OPERATIONS

              For the year ended December 31, 1996, 1995 and 1994

                                                1996            1995             1994
                                            ------------   ---------------   -------------
Revenues:
   Slip rentals                              $1,127,000      $  1,276,000     $ 1,302,000
   Restaurant                                   831,000                 -               -
   RV Park                                      610,000           656,000         663,000
   Retail store                                 400,000                 -               -
   Lease income                                 248,000           251,000         224,000
   Other income                                 102,000           197,000         151,000
                                             ----------      ------------     -----------

                                              3,318,000         2,380,000       2,340,000
                                             ----------      ------------     -----------

Expenses:
   Cost of operations                         3,093,000         2,125,000       2,233,000
   Interest expense                             870,000         1,080,000       1,030,000
   Depreciation and amortization                111,000           922,000       1,272,000
   Litigation costs                                   -                 -         700,000
   Management fees paid to an
     affiliate                                  173,000           143,000         144,000
                                             ----------      ------------     -----------

                                              4,247,000         4,270,000       5,379,000
                                             ----------      ------------     -----------
Net loss before gain on abandoned
     marina facilities, net realizable
     value adjustment and forgiveness
     of debt by affiliate                      (929,000)       (1,890,000)     (3,039,000)

Gain on abandoned marina facilities             784,000                 -               -
Net realizable value adjustment                       -        (9,044,000)              -
Forgiveness of debt by affiliate                      -                 -         577,000
                                             ----------      ------------     -----------

Net loss                                     $ (145,000)     $(10,934,000)    $(2,462,000)
                                             ==========      ============     ===========

Allocation of net loss:
Limited Partners'                            $ (144,000)     $(10,825,000)    $(2,437,000)
General Partners'                                (1,000)         (109,000)        (25,000)
                                             ----------      ------------     -----------

                                             $ (145,000)     $(10,934,000)    $(2,462,000)
                                             ==========      ============     ===========
Limited Partners' net loss
  per unit                                   $   (31.94)    $   (2,401.29)    $   (540.59)
                                             ==========      ============     ===========

                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the year ended December 31, 1996, 1995 and 1994

                                          General         Limited
                                          Partners       Partners          Total
                                        ------------   -------------   -------------


     Balances at December 31, 1993        $(734,000)   $  5,815,000    $  5,081,000

     Net loss                               (25,000)     (2,437,000)     (2,462,000)
                                          ---------    ------------    ------------

     Balances at December 31, 1994         (759,000)      3,378,000       2,619,000

     Net loss                              (109,000)    (10,825,000)    (10,934,000)
                                          ---------    ------------    ------------

     Balances at December 31, 1995         (868,000)     (7,447,000)     (8,315,000)

     Net loss                                (1,000)       (144,000)       (145,000)
                                          ---------    ------------    ------------

     Balances at December 31, 1996        $(869,000)   $ (7,591,000)   $ (8,460,000)
                                          =========    ============    ============

                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                           STATEMENTS OF CASH FLOWS

              For the year ended December 31, 1996, 1995 and 1994

                                                             1996           1995            1994
                                                          -----------   -------------   -------------
Cash flows from operating activities:
  Net loss                                                 $(145,000)   $(10,934,000)    $(2,462,000)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and amortization                            111,000         922,000       1,272,000
    Gain on abandoned marina facilities                     (784,000)              -               -
    Net realizable value reserve                                   -       9,044,000               -
    Forgiveness of debt                                            -               -        (577,000)
    (Increase) decrease in accounts receivable               (55,000)        (38,000)         86,000
    (Increase) decrease in other assets                      (78,000)         86,000        (103,000)
    (Decrease) increase in accounts payable
     and accrued expenses                                    (12,000)         30,000         461,000
    Increase in interest payable, net                        718,000         786,000         889,000
    Increase (decrease) in deferred rentals                  115,000         (17,000)       (117,000)
                                                           ---------    ------------     -----------

Net cash used for operating activities                      (130,000)       (121,000)       (551,000)
                                                           ---------    ------------     -----------

Cash flows from investing activities:
   Proceeds from sale of Chandlers Landing Marina                  -               -       2,038,000
   Construction in progress and improvements
      to marina facilities                                   (65,000)       (152,000)       (138,000)
                                                           ---------    ------------     -----------

Net cash (used for) provided by investing activities         (65,000)       (152,000)      1,900,000
                                                           ---------    ------------     -----------

Cash flows from financing activities:
  Repayment of interest payable                                    -         (86,000)     (1,838,000)
  Proceeds from (repayments on) notes payable                  7,000         (98,000)       (208,000)
  Advances from affiliates, net                              182,000         169,000         808,000
                                                           ---------    ------------     -----------

Net cash provided by (used for) financing activities         189,000         (15,000)     (1,238,000)
                                                           ---------    ------------     -----------

Net (decrease) increase in cash                               (6,000)       (288,000)        111,000

Cash at the beginning of year                                 26,000         314,000         203,000
                                                           ---------    ------------     -----------

Cash at the end of year                                    $  20,000    $     26,000     $   314,000
                                                           =========    ============     ===========

                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
     ------------------------------------------------------------------

     Description of the Partnership
     ------------------------------

     Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership (the "Partnership"), was organized under the California Revised Limited Partnership Act, pursuant to a Certificate of Limited Partnership filed on January 6, 1988 to acquire, own, and operate and to a lesser extent, develop marina facilities.

     The General Partners in the Partnership are Westrec Investors, Inc. (formerly PS Marina Investors, Inc.), a wholly-owned subsidiary of Westrec Properties, Inc. ("Westrec"), and B. Wayne Hughes, a shareholder of Westrec until June 1990. Effective March 1, 1997, the limited partners approved the substitution of Tower Park Marina Operating Corporation, a wholly owned subsidiary of Westrec Financial, Inc., for Mr. Hughes.

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

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Net Realizable Value Reserve
     ----------------------------

     As of December 31, 1996 the Partnership owns Tower Park Marina. Because of continued operating cash flow deficits, the Partnership allowed the Chandlers Landing Yacht Club to be sold at a trustee foreclosure sale on February 6, 1996, and allowed the lender to foreclose on the ThunderBoat and Banyan Bay Marinas on September 30, 1996. Due to the pending foreclosure, a net realizable value reserve of $6,851,000 (including a reserve from miscellaneous assets of $110,000) was established at December 31, 1995, and all the assets and liabilities associated with ThunderBoat and Banyan Bay Marinas were reclassified in the December 31, 1995 balance sheet.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
     ------------------------------------------------------------------
     (continued)
     -----------

     Net Realizable Value Reserve (continued)
     ----------------------------------------

     A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated realizable value. No addition to this preserve was considered necessary at December 31, 1996 since the Partnership believes current cash flows are sufficient to recover the carrying value of the marina.

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 effective January 1, 1996. The adoption of Statement 121 had no significant impact on the Partnership's financial statements.

     Offering and Organization Costs
     -------------------------------

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

     Cash Distributions
     ------------------

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)

                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
     ------------------------------------------------------------------
     (continued)
     -----------

     Allocations of Net Income or Loss
     ---------------------------------

     As set forth in the Partnership Agreement, net loss shall be allocated 99% to the Limited Partners and 1% to the General Partners. Net income shall generally be allocated to Partners in proportion to their cash distributions.

     Earnings Per Unit
     -----------------

     Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the period; 4,508.

     Marina Facilities
     -----------------

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

     Taxes Based on Income
     ---------------------

     Taxes based on income are the responsibility of the individual partners and, accordingly, are not reflected in the accompanying financial statements.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996

  2. MARINA FACILITIES
     -----------------

     Marina facilities include the purchase price of the properties and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facilities, plus a development fee of 6% of the cost of improvements made to the Marina facilities. Capitalized as a cost of marina facilities were development fees paid to Westrec of $3,000 and $8,000 for the year ended December 31, 1996 and 1995, respectively. Marina facilities at December 31, comprised the following:

                                           1996           1995
                                       ------------   ------------
Land                                   $ 1,040,000    $ 7,244,000
Buildings                                2,078,000      4,849,000
Improvements                             1,999,000      3,647,000
Floating docks                           2,755,000      3,085,000
Fixed docks                                      -        186,000
Dry storage racks                                -        843,000
Furniture, fixtures and equipment        1,120,000      1,805,000
Leasehold interest                         941,000        941,000
                                       -----------    -----------
                                         9,933,000     22,600,000
Less accumulated depreciation
 and amortization                       (5,257,000)    (8,000,000)
                                       -----------    -----------
                                         4,676,000     14,600,000

Other assets related to marinas
 to be abandoned                                 -        135,000
Net realizable value reserve            (2,193,000)    (9,456,000)
                                       -----------    -----------
                                       $ 2,483,000    $ 5,279,000
                                       ===========    ===========

     As of December 31, 1996, Tower Park Marina, located in the Sacramento - San Joaquin Delta near Sacramento, California, had a cost of $9,933,000, accumulated depreciation of $5,257,000 and a net realizable value reserve of $2,193,000.

     The marina facilities to be abandoned at December 31, 1995 consisted of Chandlers Landing Yacht Club ($1,244,000), located on Lake Ray Hubbard in Dallas County, Texas, ThunderBoat Marina ($7,357,000), located in Dania, Florida near Fort Lauderdale and Banyan Bay Marina ($4,126,000) also located in Dania, Florida. The Chandlers Landing Yacht Club was sold at a trustee foreclosure sale on February 6, 1996 (see Note 3) and due to the continued operating losses at ThunderBoat and Banyan Bay Marinas, as well as the inability to sell the Banyan Bay Marina, the Partnership allowed the Lender to foreclose on these properties on September 30, 1996. (See Note
     3). Because of the impending foreclosures and write-down to net realizable value at December 31, 1995, no depreciation was taken on these three properties for the year ended December 31, 1996.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                             PS MARINA INVESTORS I
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996

  2. MARINA FACILITIES (CONTINUED)
     -----------------------------

     Included in the net loss before gain on abandoned marina facilities, net realizable value adjustment and forgiveness of debt by affiliate for the year ended December 31, 1996 is $7,000 of losses related to Chandlers Landing Yacht Club, $46,000 of losses related to Banyan Bay Marina and $16,000 of income related to ThunderBoat Marina.

     The Partnership's marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term. These matters raise substantial doubt about the Partnership's ability to recover the carrying value of its assets, (not withstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

 3.  NOTES PAYABLE
     -------------

     Notes payable at December 31, consist of the following:

                                                             1996          1994
                                                          -----------   -----------
     Note payable to an individual, bearing
     interest at 11% per annum, secured by
     a deed of trust on Tower Park Marina, due
     on February 28, 1998.                                 $6,715,000    $6,715,000

     $2,000,000 revolving line of credit with a
     financial institution bearing interest at
     the bank's prime rate plus 1% secured by
     deeds of trust on ThunderBoat and Banyan
     Bay Marinas, due on February 15, 1996.                         -     2,000,000

     Note payable to a financial institution
     bearing interest at a variable rate secured
     by a deed of trust on Chandlers Landing
     Marina Yacht Club, interest and $1,250 of
     principal payable monthly, due on June 1, 1996.                -       557,000

     Other                                                     21,000        14,000
                                                          -----------   -----------

                                                           $6,736,000    $9,286,000
                                                          ===========   ===========

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996

 3.  NOTES PAYABLE (continued)
     -------------------------

     At December 31, 1996 future principal payments are as follows:

               Year
               ----
               1997       $   10,000
               1998        6,719,000
               1999            4,000
               2000            3,000
                          ----------
                          $6,736,000
                          ==========

     No payments have been made on the note secured by Tower Park Marina since September 1991. Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership has entered into an option agreement to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. In connection with the substitution of Tower Park Marina Operating Corporation for Mr. Hughes as General Partner, Mr. Hughes entered into a new option agreement with the Registrant, which allows the Registrant to purchase the note secured by Tower Park Marina, for Mr. Hughes' cost, $1,700,000, plus $68,000 of accrued unpaid interest. As of December 31, 1996, the note was reflected on the Registrant's balance sheet at its face value of $6,715,000 with an additional $2,046,000 being shown as accrued unpaid interest (based on the option agreement to acquire the note, its fair value is deemed to be the option price of $1,700,000). The option is initially for a one year period expiring on February 28, 1998. The Registrant may extend the option agreement for two additional one year periods by paying Mr. Hughes $50,000 for each one year extension. The extension payment will be applied as a reduction in the principal amount due.

     In October 1993, the Partnership discontinued making payments on its $2,000,000 note payable secured by ThunderBoat Marina and Banyan Bay Marina. In September 1994, the lender initiated an action seeking to foreclose on the marinas. In January 1995, the Partnership entered into a forbearance agreement in which the lender agreed to forbear action to foreclose until July 15, 1995 as long as the Partnership made monthly payments to the lender of $4,000. As part of the forbearance agreement, the Partnership agreed that if the note was not paid in full or otherwise acceptably restructured prior to July 15, 1995, the lender would be entitled to a judgment of foreclosure. In July 1995, the Partnership and the lender agreed to extend the forbearance period until February 15, 1996. The extension required an initial fee of $30,000 and monthly payments, beginning in September 1995, of $25,000, which were applied to accrued unpaid interest. In February 1996, the lender offered to extend the forbearance period if the monthly payments were increased to $40,000. Due to the continued operating cash flow deficits of the properties and the inability to sell the Banyan Bay Marina, the Partnership allowed the Lender to foreclose on the properties on September 30, 1996.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                               December 31, 1996

 3.  NOTES PAYABLE (continued)
     -------------------------

     On October 5, 1995, the loan secured by Chandlers Landing Yacht Club was sold to President's Square Limited Partnership. On October 13, 1995, President's Square Limited Partnership notified the Partnership that it was in default of several provisions of the loan, and demanded that the defaults be corrected within 30 days or the note would be accelerated and due immediately. As all the conditions of default could not be corrected, and after evaluating the current value of the property, the Partnership allowed the property to be sold at a trustee foreclosure sale on February 6, 1996.

     The Partnership's ability to continue as a going concern is dependent upon their ability to exercise their option on the note secured by Tower Park Marina and improved operational cash flow. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

 4.  RELATED PARTY TRANSACTIONS
     --------------------------

     The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marinas' monthly gross revenues (as defined). Management fees for the year ended December 31, 1996, 1995 and 1994 were $173,000, $143,000 and $144,000, respectively.

     In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.50% at December 31, 1995). Total interest paid or accrued to Westrec for the year ended December 31, 1996, 1995 and 1994 was $92,000, $84,000 and $82,000, respectively.

     The Partnership had entered into a lease with Marine Ventures Limited ("MVL"), an affiliate of the Corporate General Partner, for the operation of the restaurant and bar and general store at Tower Park Marina. The lease was terminated effective December 31, 1995. Lease payments were based on the level of cash flow from the businesses. Included in lease income for the year ended December 31, 1995 and 1994 is $3,000 and $4,000 respectively.

     The Partnership entered into a lease with MVL for the operation of Chandlers Landing Yacht Club which requires MVL to pay the Partnership a percentage of cash flow. As the yacht club operated at a deficit for the year ended December 31, 1995 and 1994 no lease income was earned by the Partnership. Due to continued operating losses, the operations of Chandlers Landing Yacht Club were significantly curtailed in July 1995 and sold at a trustee foreclosure sale on February 6, 1996 (see Note 2).

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996

  5. COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     In connection with the acquisition of Tower Park Marina, the Partnership had agreed to pay a bonus price to the seller of the marina if certain approvals from governmental authorities regarding the development of a portion of the property were received before February 1, 1993. The amount of the bonus price was dependent upon the amount of acreage covered by the approvals, the length of time to receive such approvals, and the out-of-pocket expenses incurred by the Partnership to receive such approvals. Depending on these factors, the bonus price could have been as much as $1,800,000. The agreement contains provisions for payment of the bonus price by 20% in cash and the remainder to be paid in the form of a note bearing interest at 12% per annum, amortized over 25 years and due in seven years.

     A suit that was filed against the Partnership in 1992 by the prior owners of Tower Park regarding this bonus price was settled in February 1995. In connection with the Partnership obtaining the full release from all obligations associated with these bonus price provisions, the Partnership paid $50,000. Legal costs associated with this case of $508,000 in 1994 and $124,000 in 1993 are included in litigation costs in the accompanying Statements of Operations.

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

     For the year ended December 31, 1994 the Partnership incurred $100,000 in legal fees defending this suit. These costs are included in litigation costs in the accompanying Statement of Operations. The $577,000 of advances forgiven by the General Partners are included in the accompanying Statement of Operations.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996

  5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
     -----------------------------------------

     In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Environmental consultants have been engaged to perform sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements.

     The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). The CSLC Lease expires on December 31, 1998, and provides that it may be renewed for two successive periods for 10 years each. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $5,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $42,000, $41,000 and $43,000, respectively, for the year ended December 31, 1996, 1995 and 1994.

     Annual minimum lease payments are as follows:

               Year
               ----
               1997                  $     5,000
               1998                        5,000
                                       ---------
                                     $    10,000
                                       =========

 6.  PROFORMA INFORMATION
     --------------------

     As discussed in Notes 2 and 3, the Partnership's Chandlers Landing Marina was sold at a trustee foreclosure sale for $2,038,000 on February 1, 1994. ThunderBoat Marina and Banyan Bay Marina were foreclosed on effective September 30, 1996 and Chandlers Landing Yacht Club was sold at a trustee foreclosure sale on February 6, 1996. Below is proforma information for the Partnership, excluding the operations of ThunderBoat Marina, Banyan Bay Marina, Chandlers Landing Yacht Club and Chandlers Landing Marina, for the year ended December 31, 1996, 1995, and 1994.

                       1996           1995           1994
                   ------------   ------------   ------------
     Revenues       $2,890,000    $ 1,793,000    $ 1,768,000
     Expenses        3,732,000      2,849,000      4,031,000
                    ----------    -----------    -----------
     Net loss       $ (842,000)   $(1,056,000)   $(2,263,000)
                    ==========    ===========    ===========

                             PS MARINA INVESTORS I
                       a California Limited Partnership

                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                                         Costs Subsequent
                                                            Initial Cost                  to Acquisition
                                                        -------------------------        ----------------
   Date                                                              Buildings &           Buildings &
Acquired       Description            Encumbrances       Land       Improvements          Improvements
--------       ------------------     ------------     ----------   -------------        ----------------
02/88         Tower Park               $6,715,000      $1,040,000     $6,213,000           $2,680,000
              Net Realizable Value
              Reserve

09/88         Chandlers Landing           (A)              26,000      4,828,000              627,000

11/89         ThunderBoat              $2,000,000(B)    3,432,000      3,502,000              423,000

11/89         Banyan Bay                  (B)           2,493,000      1,158,000              475,000

07/91         Chandlers Landing
              Yacht Club (C)              557,000         279,000        463,000              502,000
                                       ----------      ----------    -----------           ----------
                                       $9,272,000      $7,270,000    $16,164,000           $4,707,000
                                       ==========      ==========    ===========           ==========
                                                     Gross Carrying Amount at December 31, 1996
                                          ---------------------------------------------------------------
   Date                                                Buildings &                          Accumulated
Acquired       Description                 Land       Improvements        Total            Depreciation
--------       ------------------        ----------   -------------    ------------      ----------------
02/88         Tower Park                 $1,040,000    $ 8,893,000      $9,933,000         $5,257,000
              Net Realizable Value                                      (2,193,000)
              Reserve

09/88         Chandlers Landing                   0              0               0                  0

11/89         ThunderBoat                         0              0               0                  0

11/89         Banyan Bay                          0              0               0                  0

07/91         Chandlers Landing
              Yacht Club (C)                      0              0               0                  0
                                         ----------    -----------      ----------         ----------
                                         $1,040,000    $ 8,893,000      $7,740,000         $5,257,000
                                         ==========    ===========      ==========         ==========

(A) This property, which was encumbered by the same note which secured Tower Park, was lost to foreclosure on February 1, 1994.

(B) These properties, which were encumbered by the Registrants $2,000,000 line of credit, were lost to foreclosure on September 30, 1996.

(C) This property, which was encumbered by the $600,000 Citibank note, was lost to foreclosure on February 6, 1996.

                             PS MARINA INVESTORS I
                       a California Limited Partnership

                        SCHEDULE III - REAL ESTATE AND
                     ACCUMULATED DEPRECIATION (continued)


REAL ESTATE RECONCILIATION

                                               Year Ended December 31,
                                     ----------------------------------------
                                        1996            1995         1994
                                     -----------    -----------   -----------
Balance at beginning of the year     $13,144,000    $22,528,000   $27,790,000

Construction in progress and
  improvements to facilities
  during the year                         60,000        225,000       221,000

Acquisitions during the year

Deductions during the year            (5,464,000)    (9,609,000)   (5,483,000)
                                     -----------    -----------   -----------
Balance at the end of the year       $ 7,740,000    $13,144,000   $22,528,000
                                     ===========    ===========   ===========

ACCUMULATED DEPRECIATION RECONCILIATION

                                               Year Ended December 31,
                                     ----------------------------------------
                                        1996            1995         1994
                                     -----------    -----------   -----------
Balance at beginning of the year     $ 8,000,000    $ 7,148,000   $ 9,112,000

Additions during the year:
   Depreciation                          111,000        922,000     1,327,000

Deductions during the year            (2,854,000)       (70,000)   (3,291,000)
                                     -----------    -----------   -----------
Balance at the end of the year       $ 5,257,000    $ 8,000,000   $ 7,148,000
                                     ===========    ===========   ===========

The aggregate cost for Federal income tax purposes is $9,932,808.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.
----------
(4)  (A)  Amended and Restated Agreement of Limited Partnership (form included as Exhibit A to the Prospectus of Registrant dated August 4, 1988, contained in Amendment No. 2 to Registration Statement No. 33-21021,
          of Registrant filed July 29, 1988, and is incorporated herein by reference).

     (B)  Amended form of execution copy of Subscription Agreement/Promissory
          Note (filed as pages A-1 through A-6 to Post-Effective Amendment No. 1 to Registration Statement No. 33-21021 of Registrant filed February
          14, 1989, and is incorporated herein by reference).

(10) (A)  Form of Property Management Agreement between Registrant and PS Marina
          Management, Inc. (filed as Exhibit 10.1 to Registration Statement No.
          33-21021 of Registrant and is incorporated herein by reference).

     (B) Copy of Purchase Agreement together with certain documents, leases and the CSLC Lease relating to the purchase of Tower Park Marina (filed as Exhibit 10.3 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

     (C) Copy of Purchase Agreement together with certain documents, subleases and the Concession Agreement relating to the purchase of Chandlers
          Landing Marina (filed as Exhibit 10.4 to Registration Statement No.
          33-21021 of Registrant and is incorporated herein by reference).

     (D) Copy of lease between Registrant and Marine Ventures Limited relating to restaurant/bar, general store and pontoon boat rental operation at Tower Park Marina (filed as Exhibit 10.5 to Registration Statement No.
          33-21021 of Registrant and is incorporated herein by reference).

     (E) Copy of Purchase Agreement together with certain documents relating to the purchase of ThunderBoat Marina (filed as Exhibit 28A to the Registrant's Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

     (F) Copy of Purchase Agreement together with certain documents relating to the purchase of Banyan Bay Marina (filed as Exhibit 28B to the Registrant's Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

    (27)  Financial Data Schedule
