Form 10-Q
period 1997-03-31
PS MARINA INVESTORS I
filed 1997-05-15
CIK 831491

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                    _______________________________________

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                   _________________________________________

For Quarter Ended                                           Commission File
-----------------                                           ---------------
March 31, 1997                                              Number 0-17672

                       TOWER PARK MARINA INVESTORS, L.P.,
                       (formerly PS MARINA INVESTORS I,)
                        a California Limited Partnership
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


                        X
                   ------------                ------------
                       Yes                          No

                                     INDEX
                                     -----



PART I.     FINANCIAL INFORMATION                            PAGE REFERENCE

     Balance Sheets at March 31, 1997 and
        December 31, 1996                                         2

     Statements of Operations for the three month
        periods ended March 31, 1997 and 1996                     3

     Statements of Cash Flows for the three month
        periods ended March 31, 1997 and 1996                     4

     Notes to Financial Statements                                5-12

     Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                13-14


PART II.    OTHER INFORMATION                                     15

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                                BALANCE SHEETS

                                                   March 31,     December 31,
                                                      1997           1996
                                                  ------------   ------------
                                                  (Unaudited)

ASSETS
------

Cash                                               $   54,000      $   20,000
Accounts receivable                                   146,000         135,000
Tower Park Marina, net                              2,465,000       2,483,000
Other assets, net                                     302,000         236,000
                                                   ----------      ----------

                                                   $2,967,000      $2,874,000
                                                   ==========      ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Accounts payable and accrued expenses             $   717,000    $   836,000
Accounts payable and other liabilities
  related to marinas to be abandoned                  100,000        100,000
Interest payable                                    2,207,000      2,046,000
Advances from affiliates                            1,787,000      1,390,000
Deferred rentals                                      218,000        226,000
Notes payable                                       6,735,000      6,736,000
Commitments and contingencies                              -              -
                                                  -----------    -----------
                                                   11,764,000     11,334,000


Partners' equity (deficit):
  Limited partners' equity (deficit), $5,000
    per unit, 4,508 units authorized, issued
    and outstanding                                (7,849,000)    (7,515,000)
  Less deferred contributions                         (76,000)       (76,000)
                                                  -----------    -----------
                                                   (7,925,000)    (7,591,000)
  General partners' deficit                          (872,000)      (869,000)
                                                  -----------    -----------
    Total partners' equity (deficit)               (8,797,000)    (8,460,000)
                                                  -----------    -----------

                                                  $ 2,967,000    $ 2,874,000
                                                  ===========    ===========



                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                           STATEMENTS OF OPERATIONS

          For the three month periods ended March 31, 1997, and 1996
                                  (Unaudited)

                                                 1997           1996
                                             ------------   ------------
Revenues:
   Slip rentals                                $ 166,000     $  293,000
   RV Park                                       108,000        112,000
   Lease income                                   41,000         58,000
   Restaurant and retail                         107,000        165,000
   Other income                                   17,000         25,000
                                               ---------     ----------

                                                 439,000        653,000
                                               ---------     ----------

Expenses:
   Cost of operations                            512,000        690,000
   Interest expense                              211,000        252,000
   Depreciation and amortization                  29,000         88,000
   Management fees paid to an affiliate           24,000         36,000
                                               ---------     ----------

                                                 776,000      1,066,000
                                               ---------     ----------

Net loss                                       $(337,000)    $ (413,000)
                                               =========     ==========

Allocation of net loss:
Limited Partners'                              $(334,000)    $ (409,000)
General Partners'                                 (3,000)        (4,000)
                                               ---------     ----------

                                               $(337,000)    $ (413,000)
                                               =========     ==========
Limited Partners' net loss
  per unit                                     $  (74.09)    $   (90.73)
                                               =========     ==========




                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                           STATEMENTS OF CASH FLOWS

           For the three month periods ended March 31, 1997 and 1996
                                  (Unaudited)

                                                        1997          1996
                                                     -----------   -----------
Cash flows from operating activities:
  Net loss                                            $(337,000)    $(413,000)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and amortization                        29,000        88,000
    Increase in accounts receivable                     (11,000)       (8,000)
    Increase in other assets                            (66,000)     (205,000)
    (Decrease) increase in accounts payable
     and accrued expenses                              (119,000)      267,000
    Increase in interest payable, net                   161,000       185,000
    Decrease in deferred rentals                         (8,000)      (20,000)
                                                      ---------     ---------

Net cash used for operating activities                 (351,000)     (106,000)
                                                      ---------     ---------

Cash flows from investing activities:
    Construction in progress and improvements
      to marina facilities                              (11,000)      (76,000)
                                                      ---------     ---------

Cash flows from financing activities:
  Payments on notes payable                              (1,000)           -
  Advances from affiliates, net                         397,000       218,000
                                                      ---------     ---------

Net cash provided by financing activities               396,000       218,000
                                                      ---------     ---------

Net increase in cash                                     34,000        36,000

Cash at the beginning of period                          20,000        26,000
                                                      ---------     ---------

Cash at the end of period                             $  54,000     $  62,000
                                                      =========     =========




                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                        NOTES TO  FINANCIAL STATEMENTS

                                March 31, 1997
                                  (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
     ------------------------------------------------------------------

Description of the Partnership
------------------------------

Tower Park Marina Investors, L.P. (formerly PS Marinas Investors I), a California Limited Partnership (the "Partnership"), was organized under the California Revised Limited Partnership Act, pursuant to a Certificate of Limited Partnership filed on January 6, 1988 to acquire, own, and operate and to a lesser extent, develop marina facilities.

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

Net Realizable Value Reserve
----------------------------

As of March 31, 1997 the Partnership owns Tower Park Marina. Because of continued operating cash flow deficits the Partnership allowed the Chandlers Landing Yacht Club to be sold at a trustee foreclosure sale on February 6, 1996, and allowed the lender to foreclose on the ThunderBoat and Banyan Bay Marinas on September 30, 1996.

A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated realizable value. No addition to this reserve was considered necessary at March 31, 1997 or December 31, 1996 since the Partnership believes current cash flows are sufficient to recover the carrying value of the marina.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1997
                                  (Unaudited)

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1997
                                  (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
     ------------------------------------------------------------------
     (continued)
     -----------


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

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1997
                                  (Unaudited)

2.   MARINA FACILITIES
     -----------------

Marina facilities include the purchase price of the properties and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facilities, plus a development fee of 6% of the cost of improvements made to the Marina facilities. Capitalized as a cost of marina facilities were development fees paid to Westrec of $3,000 and $8,000 for the year ended March 31, 1997 and 1996, respectively. Marina facilities at March 31, 1997 and December 31, 1996 were comprised of the following:

                                            1997           1996
                                        ------------   ------------

 Land                                   $ 1,040,000    $ 1,040,000
 Buildings                                2,078,000      2,078,000
 Improvements                             1,999,000      1,999,000
 Floating docks                           2,755,000      2,755,000
 Furniture, fixtures and equipment        1,120,000      1,120,000
 Leasehold interest                         941,000        941,000
 Construction in progress                    11,000             -
                                        -----------    -----------
                                          9,944,000      9,933,000
 Less accumulated depreciation
  and amortization                       (5,286,000)    (5,257,000)
                                        -----------    -----------
                                          4,658,000      4,676,000

 Other assets related to marinas
  to be abandoned                                 -              -
 Net realizable value reserve            (2,193,000)    (2,193,000)
                                        -----------    -----------
                                        $ 2,465,000    $ 2,483,000
                                        ===========    ===========


The Partnership's marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term. These matters raise substantial doubt about the Partnership's ability to recover the carrying value of its assets (not withstanding the writedown of the marina facility to its net realizable value) and to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1997
                                  (Unaudited)

3.   NOTES PAYABLE
     -------------

Notes payable at March 31, 1997 and December 31, 1996 consist of the following:


                                                 1997          1996
                                              -----------   -----------
Note payable to an individual, bearing
interest at 11% per annum, secured by
deed of trust on Tower Park Marina, due
on February 28, 1998.                          $6,715,000    $6,715,000

 Other                                             20,000        21,000
                                               ----------   -----------

                                               $6,735,000    $6,736,000
                                               ==========   ===========

At March 31, 1997 future principal payments are as follows:

          Year
          ----
          1997         $    9,000
          1998          6,719,000
          1999              4,000
          2000              3,000
                       ----------
                       $6,735,000
                       ==========

No payments have been made on the note secured by Tower Park Marina since September 1991. Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership has entered into an option agreement to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. In connection with the substitution of Tower Park Marina Operating Corporation for Mr. Hughes as General Partner, Mr. Hughes entered into a new option agreement with the Partnership, which allows the Partnership to purchase the note secured by Tower Park Marina, for Mr. Hughes' cost, $1,700,000, plus $68,000 of accrued unpaid interest. As of March 31, 1997, the note was reflected on the Partnership's balance sheet at its face value of $6,715,000 with an additional $2,207,000 being shown as accrued unpaid interest. The option is initially for a one year period expiring on February 28, 1998. The Partnership may extend the option agreement for two additional one year periods by paying Mr. Hughes $50,000 for each one year extension. The extension payment will be applied as a reduction in the principal amount due.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997
                                  (Unaudited)

3.   NOTES PAYABLE (continued)
     -------------------------

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

4.  RELATED PARTY TRANSACTIONS
    --------------------------

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marinas' monthly gross revenues (as defined). Management fees for the three months ended March 31, 1997 and 1996, were $24,000 and $36,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.50% at March 31, 1997). Total interest paid or accrued to Westrec for the three months ended March 31, 1997 and 1996 was $27,000 and $24,000, respectively.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1997
                                  (Unaudited)

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

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). The CSLC Lease expires on December 31, 1998, and provides that it may be renewed for two successive periods for 10 years each. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $5,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $10,000 for each of the three month periods ended March 31, 1997 and 1996.

Annual minimum lease payments are as follows:

          Year
          ----
          1997                   $     4,000
          1998                         5,000
                                   ---------
                                 $     9,000
                                   =========

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1997
                                  (Unaudited)

6.   PROFORMA INFORMATION
     --------------------

As discussed in Notes 2 and 3, the Partnership's ThunderBoat Marina and Banyan Bay Marina were foreclosed on effective September 30, 1996 and Chandlers Landing Yacht Club was sold at a trustee foreclosure sale on February 6, 1996. Below is proforma information for the Partnership, excluding the operations of ThunderBoat Marina, Banyan Bay Marina, Chandlers Landing Yacht Club for the three months ended March 31, 1996.

                                        1996
                                     ---------
Revenues                           $   512,000
Expenses                               913,000
                                     ---------
Net loss                           $(  401,000)
                                     =========

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 March 31, 1997
                                  (Unaudited)


The Partnership's operations for the three months ended March 31, 1997 consist of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California. As of March 31, 1997, the marina had the following occupancies:

                             Tower Park Marina
                           ----------------------
                           Spaces           %
                           Available     Occupied
                           ---------    ---------
               Wet slips      234(1)       82.5%
               Dry storage    184          64.7%
               RV Park        130          77.7%

(1) non-transient spaces only

For the three months ended March 31, 1997, revenues for Tower Park Marina declined $75,000 to $456,000. The decline was primarily due to a $53,000 decrease in restaurant revenues and an $8,000 decline in slip rental revenues. The reduction in restaurant revenues is due to a decline in activity at the property and a reduction in the hours of operation. Numerous personnel changes were made at the restaurant during the first quarter of 1997 and the benefits of these changes should be apparent in the second quarter's operating results. Overall the property's net operating deficit increased $26,000 to $92,000 for the three months ended March 31, 1997.

New amenities are being constructed at the property in an effort to attract new customers and to encourage existing customers to utilize the facilities more frequently.

The Partnership's net loss of $334,000 for the three months ended March 31, 1997 includes $29,000 of depreciation and amortization, a non-cash item, an improvement of $17,000 in cash flow over the same period of a year ago.

Liquidity and capital resources
-------------------------------

Since its inception in 1988 the Partnership has operated at a deficit. These deficits have been partially covered by advances from the General Partners and cash reserves. In addition, the Registrant has discontinued making debt service payments on substantially all of its notes. As a result, all of the Partnership's properties have been lost to foreclosure, with the exception of Tower Park Marina.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I,)
                       a California Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 March 31, 1997
                                  (Unaudited)

No payments have been made on the note payable secured by Tower Park Marina since September 1991. Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("the RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs. The option agreement originally expired on April 10, 1996, and has been extended until February 28, 1998.

The Partnership's ability to continue as a going concern is dependent upon their ability to exercise their option on the note secured by Tower Park Marina and improved operations.

Between 1988 and 1996, the Registrant received advances from affiliates of the General Partners. These advances were utilized to acquire properties, make capital improvements to the properties, cover operating deficits, and to a lesser extent, make distributions to the partners.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I,)
                        a California Limited Partnership


                           PART II. OTHER INFORMATION

                                 March 31, 1997
                                  (Unaudited)

ITEMS 1 through 6 are inapplicable.



                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DATED: May 13, 1997



                                 TOWER PARK MARINA INVESTORS, L.P.
                                 (formerly PS MARINA INVESTORS I,)
                                 a California Limited Partnership

                                 BY:  Westrec Investors, Inc.
                                     (formerly PS Marina Investors, Inc.)
                                     General Partner


                                 BY:  /s/ Jeffrey K. Ellis
                                     ---------------------
                                     Jeffrey K. Ellis
                                     Vice President