Form 10-Q
period 1997-06-30
TOWER PARK MARINA INVESTORS LP
filed 1997-08-11
CIK 831491

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                         ----------------------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        ------------------------------

For Quarter Ended                                             Commission File
-----------------                                             ---------------
June 30, 1997                                                  Number 0-17672

                      TOWER PARK MARINA INVESTORS, L.P.,
                       a California Limited Partnership
                       --------------------------------
            (Exact name of registrant as specified in its charter)

    California                                                   95-4137996
-------------------                                           ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)




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




                   X
                -------                 -------
                  Yes                      No

                                     INDEX
                                     -----





                                                            PAGE REFERENCE
PART I.    FINANCIAL INFORMATION


     Balance Sheets at June 30, 1997 and
      December 31, 1996                                             2

     Statements of Operations for the three month
      periods ended June 30, 1997 and 1996                          3

     Statements of Operations for the six month
      periods ended June 30, 1997 and 1996                          4

     Statements of Cash Flows for the six month
      periods ended June 30, 1997 and 1996                          5

     Notes to Financial Statements                                 6-13

     Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                                  14-15



PART II.   OTHER INFORMATION                                       16

                       TOWER PARK MARINA INVESTORS, L.P.
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                    June 30,     December 31,
                                                      1997           1996
                                                  ------------   ------------
                                                  (Unaudited)
ASSETS
------

Cash                                              $   106,000     $    20,000
Accounts receivable                                   156,000         135,000
Tower Park Marina, net                              2,467,000       2,483,000
Other assets, net                                     263,000         236,000
                                                  -----------     -----------

                                                  $ 2,992,000     $ 2,874,000
                                                  ===========     ===========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses             $   626,000     $   836,000
Accounts payable and other liabilities
 related to marinas to be abandoned                   100,000         100,000
Interest payable                                    2,322,000       2,046,000
Advances from affiliates                            1,965,000       1,390,000
Deferred rentals                                      228,000         226,000
Notes payable                                       6,733,000       6,736,000
Commitments and contingencies                             -               -
                                                  -----------     -----------
                                                   11,974,000      11,334,000


Partners' deficit:
  Limited partners' deficit, $5,000
    per unit, 4,508 units authorized, issued
    and outstanding                                (8,032,000)     (7,515,000)
  Less deferred contributions                         (76,000)        (76,000)
                                                  -----------     -----------
                                                   (8,108,000)     (7,591,000)
  General partners' deficit                          (874,000)       (869,000)
                                                  -----------     -----------
    Total partners' deficit                        (8,982,000)     (8,460,000)
                                                  -----------     -----------

                                                  $ 2,992,000     $ 2,874,000
                                                  ===========     ===========



                            See accompanying notes.
                                      -2-

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS

           For the three month periods ended June 30, 1997 and 1996
                                  (Unaudited)

                                                 1997           1996
                                             ------------   ------------
Revenues:
  Slip rentals                                 $ 191,000     $  311,000
  RV Park                                        182,000        178,000
  Lease income                                    41,000         62,000
  Restaurant and retail                          316,000        377,000
  Other income                                    32,000         28,000
                                               ---------     ----------

                                                 762,000        956,000
                                               ---------     ----------

Expenses:
  Cost of operations                             666,000        795,000
  Interest expense                               214,000        210,000
  Depreciation and amortization                   29,000         87,000
  Management fees paid to an affiliate            38,000         50,000
                                               ---------     ----------

                                                 947,000      1,142,000
                                               ---------     ----------

Net loss                                       $(185,000)    $ (186,000)
                                               =========     ==========

Allocation of net loss:
Limited Partners'                              $(183,000)    $ (184,000)
General Partners'                                 (2,000)        (2,000)
                                               ---------     ----------

                                               $(185,000)    $ (186,000)
                                               =========     ==========
Limited Partners' net loss
 per unit                                        $(40.59)       $(40.82)
                                               =========     ==========



                            See accompanying notes.
                                      -3-

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS

            For the six month periods ended June 30, 1997 and 1996
                                  (Unaudited)

                                                 1997           1996
                                             ------------   ------------
Revenues:
  Slip rentals                                $  357,000     $  604,000
  RV Park                                        290,000        290,000
  Lease income                                    82,000        120,000
  Restaurant and retail                          423,000        542,000
  Other income                                    49,000         53,000
                                              ----------     ----------

                                               1,201,000      1,609,000
                                              ----------     ----------

Expenses:
  Cost of operations                           1,178,000      1,485,000
  Interest expense                               425,000        449,000
  Depreciation and amortization                   58,000        175,000
  Management fees paid to an affiliate            62,000         86,000
                                              ----------     ----------

                                               1,723,000      2,195,000
                                              ----------     ----------

Net loss                                      $ (522,000)    $ (586,000)
                                              ==========     ==========

Allocation of net loss:
Limited Partners'                             $ (517,000)    $ (580,000)
General Partners'                                 (5,000)        (6,000)
                                              ----------     ----------

                                              $ (517,000)    $ (586,000)
                                              ==========     ==========
Limited Partners' net loss
  per unit                                    $  (114.69)    $  (128.66)
                                              ==========     ==========



                            See accompanying notes.
                                      -4-

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

            For the six month periods ended June 30, 1997 and 1996
                                  (Unaudited)

                                                        1997          1996
                                                     -----------   -----------
Cash flows from operating activities:
 Net loss                                             $(522,000)    $(586,000)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation and amortization                         58,000       175,000
   Increase in accounts receivable                      (21,000)       (2,000)
   Increase in other assets                             (27,000)     (228,000)
   (Decrease) increase in accounts payable
    and accrued expenses                               (210,000)      193,000
   Increase in interest payable, net                    276,000       455,000
   Increase (decrease) in deferred rentals                2,000       (14,000)
                                                      ---------     ---------

Net cash used for operating activities                 (444,000)       (7,000)
                                                      ---------     ---------

Cash flows from investing activities:
   Construction in progress and improvements
    to marina facilities                                (42,000)      (60,000)
                                                      ---------     ---------

Cash flows from financing activities:
 Payments on notes payable                               (3,000)            -
 Advances from affiliates, net                          575,000       181,000
                                                      ---------     ---------

Net cash provided by financing activities               572,000       181,000
                                                      ---------     ---------

Net increase in cash                                     86,000       114,000

Cash at the beginning of period                          20,000        26,000
                                                      ---------     ---------

Cash at the end of period                             $ 106,000     $ 140,000
                                                      =========     =========



                            See accompanying notes.
                                      -5-

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (Unaudited)

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

    Net Realizable Value Reserve
    ----------------------------

    As of June 30, 1997 the Partnership owns Tower Park Marina. Because of continued operating cash flow deficits the Partnership allowed the Chandlers Landing Yacht Club to be sold at a trustee foreclosure sale on February 6, 1996, and allowed the lender to foreclose on the ThunderBoat and Banyan Bay Marinas on September 30, 1996.

    A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated realizable value. No addition to this reserve was considered necessary at June 30, 1997 or December 31, 1996 since the Partnership believes current cash flows are sufficient to recover the carrying value of the marina.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (Unaudited)

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

    Offering and Organization Costs
    -------------------------------

    Costs incurred in preparing Partnership documents, prospectuses and any other sales literature, costs incurred in qualifying the units for sale under federal and state securities laws and costs incurred in marketing the units have been charged to the limited partners' equity to the extent the total does not exceed 5% of the gross proceeds of the offering. The amount by which these organization and registration costs exceeded 5% of the gross proceeds of the offering were borne by Westrec Investors, Inc. (formerly PS Marina Investors, Inc.).

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (Unaudited)

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (Unaudited)

2.  MARINA FACILITIES
    -----------------

    Marina facilities include the purchase price of the properties and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facilities, plus a development fee of 6% of the cost of improvements made to the Marina facilities. Capitalized as a cost of marina facilities were development fees paid to Westrec of $2,000 and $3,000 for the six months ended June 30, 1997 and 1996, respectively. Marina facilities at June 30, 1997 and December 31, 1996 were comprised of the following:

                                             1997           1996
                                        ------------   ------------

    Land                                 $ 1,040,000    $ 1,040,000
    Buildings                              2,078,000      2,078,000
    Improvements                           1,999,000      1,999,000
    Floating docks                         2,755,000      2,755,000
    Furniture, fixtures and equipment      1,120,000      1,120,000
    Leasehold interest                       941,000        941,000
    Construction in progress                  42,000              -
                                         -----------    -----------
                                           9,975,000      9,933,000
    Less accumulated depreciation
    and amortization                      (5,315,000)    (5,257,000)
                                         -----------    -----------
                                           4,660,000      4,676,000

    Other assets related to marinas
     to be abandoned                             -              -
    Net realizable value reserve          (2,193,000)    (2,193,000)
                                         -----------    -----------
                                         $ 2,467,000    $ 2,483,000
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

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (Unaudited)

3.  NOTES PAYABLE
    -------------

    Notes payable at June 30, 1997 and December 31, 1996 consist of the following:


                                                     1997          1996
                                                 -----------   -----------
    Note payable to an individual, bearing
    interest at 11% per annum, secured by
    deed of trust on Tower Park Marina, due
    on February 28, 1998.                         $6,715,000    $6,715,000

    Other                                             18,000        21,000
                                                  ----------   -----------

                                                  $6,733,000    $6,736,000
                                                  ==========   ===========
    At June 30, 1997 future principal payments are as follows:

                 Year
                 ----
                 1997                          $    7,000
                 1998                           6,719,000
                 1999                               4,000
                 2000                               3,000
                                               ----------
                                               $6,733,000
                                               ==========

    Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note secured by Tower Park Marina. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement (which expired on April 10, 1996) to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs. In connection with the substitution of Tower Park Marina Operating Corporation for Mr. Hughes as General Partner, Mr. Hughes entered into a new option agreement with the Partnership, which allows the Partnership to purchase the note secured by Tower Park Marina, for Mr. Hughes' cost, $1,700,000, plus $68,000 of accrued unpaid interest. As of June 30, 1997, the note was reflected on the Partnership's balance sheet at its face value of $6,715,000 with an additional $2,322,000 being shown as accrued unpaid interest. The option is initially for a one year period expiring on February 28, 1998. The Partnership may extend the option agreement for two additional one year periods by paying Mr. Hughes $50,000 for each one year extension. The extension payment will be applied as a reduction in the principal amount due. For the six months ended June 30, 1997 the Partnership paid $91,000 in interest on this note.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (Unaudited)
3.  NOTES PAYABLE (continued)
    -------------------------

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

4.  RELATED PARTY TRANSACTIONS
    --------------------------

    The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the six months ended June 30, 1997 and 1996, were $62,000 and $86,000, respectively.

    In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.50% at June 30, 1997). Total interest paid or accrued to Westrec for the six months ended June 30, 1997 and 1996 was $57,000 and $49,000, respectively.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (Unaudited)

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

    The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). The CSLC Lease expires on December 31, 1998, and provides that it may be renewed for two successive periods for 10 years each. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $5,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $21,000 for each of the six month periods ended June 30, 1997 and 1996.

    Annual minimum lease payments are as follows:

               Year
               ----
               1997                         $2,000
               1998                          5,000
                                            ------
                                            $7,000
                                            ======

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (Unaudited)

6.  PROFORMA INFORMATION
    --------------------

    As discussed in Notes 2 and 3, the Partnership's ThunderBoat Marina and Banyan Bay Marina were foreclosed on effective September 30, 1996 and Chandlers Landing Yacht Club was sold at a trustee foreclosure sale on February 6, 1996. Below is proforma information for the Partnership, excluding the operations of ThunderBoat Marina, Banyan Bay Marina, Chandlers Landing Yacht Club for the six months ended June 30, 1996.


                                         1996
                                      ---------
    Revenues                         $1,424,000
    Expenses                          1,681,000
                                     ----------
    Net loss                         $ (257,000)
                                     ==========

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 June 30, 1997
                                  (Unaudited)


The Partnership's operations for the six months ended June 30, 1997 consist of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California. As of June 30, 1997, the marina had the following occupancies:


                                      Tower Park Marina
                                      -----------------
                                      Spaces         %
                                    Available    Occupied
                                    ---------------------
                     Wet slips        235(1)        91.9%
                     Dry storage      184           67.4%
                     RV Park          130           76.9%

(1) non-transient spaces only

For the six months ended June 30, 1997, revenues for Tower Park Marina declined $124,000 to $1,194,000. The decline was primarily due to a $115,000 decrease in restaurant revenues and a $19,000 decline in slip rental revenues. The reduction in restaurant revenues is due to a decline in activity at the property and a reduction in the hours of operation. Overall the property's net operating income declined $54,000 to zero for the six months ended June 30, 1997.

Construction of a pool and jacuzzi are currently being completed and should attract new customers to the property and encourage existing customers to utilize the facilities more frequently.

The Partnership's net loss of $522,000 for the six months ended June 30, 1997 includes $58,000 of depreciation and amortization, a non-cash item, a decline of $53,000 in cash flow over the same period of a year ago.

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 June 30, 1997
                                  (Unaudited)

Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("the RTC"), to restructure or otherwise settle the note secured by Tower Park Marina. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs. The option agreement originally expired on April 10, 1996, and has been extended until February 28, 1998.

The Partnership's ability to continue as a going concern is dependent upon their ability to exercise their option on the note secured by Tower Park Marina and improved operating results at Tower Park Marina.

Between 1988 and 1996, the Registrant received advances from affiliates of the General Partners. These advances were utilized to acquire properties, make capital improvements to the properties, cover operating deficits, and to a lesser extent, make distributions to the partners.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP


                          PART II. OTHER INFORMATION

                                 June 30, 1997
                                  (Unaudited)

ITEMS 1 through 6 are inapplicable.




                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DATED: August 7, 1997


                                      TOWER PARK MARINE INVESTORS, L.P.
                                      a California Limited Partnership

                                      BY: Westrec Investors, Inc.
                                          General Partner

                                      BY: Jeffrey K. Ellis
                                          ----------------
                                          Jeffrey K. Ellis
                                           Vice President