Form 10-Q
period 1997-09-30
TOWER PARK MARINA INVESTORS LP
filed 1997-11-12
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                    _______________________________________

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   _________________________________________

For Quarter Ended                                  Commission File
-----------------                                  ---------------
September 30, 1997                                 Number 0-17672

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
                           Yes                     No

                                     INDEX
                                     -----

PART I.     FINANCIAL INFORMATION                                 PAGE REFERENCE
     Balance Sheets at September 30, 1997 and
       December 31, 1996                                               2

     Statements of Operations for the three month
       periods ended September 30, 1997 and 1996                       3

     Statements of Operations for the nine month
       periods ended September 30, 1997 and 1996                       4

     Statements of Cash Flows for the nine month
       periods ended September 30, 1997 and 1996                       5

     Notes to Financial Statements                                    6-13

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                    14-15

PART II.   OTHER INFORMATION                                          16


                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                                BALANCE SHEETS

                                                September 30,   December 31,
                                                    1997            1996
                                                -------------   ------------
                                                 (Unaudited)
ASSETS
------

Cash                                              $    21,000    $    20,000
Accounts receivable                                   171,000        135,000
Tower Park Marina, net                              2,455,000      2,483,000
Other assets, net                                     220,000        236,000
                                                  -----------    -----------

                                                  $ 2,867,000    $ 2,874,000
                                                  ===========    ===========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses             $   604,000    $   836,000
Accounts payable and other liabilities
  related to marinas to be abandoned                        -        100,000
Interest payable                                    2,440,000      2,046,000
Advances from affiliates                            1,954,000      1,390,000
Deferred rentals                                      228,000        226,000
Notes payable                                       6,731,000      6,736,000
Commitments and contingencies                               -              -
                                                  -----------    -----------
                                                   11,957,000     11,334,000


Partners' deficit:
  Limited partners' deficit, $5,000
    per unit, 4,508 units authorized, issued
    and outstanding                                (8,139,000)    (7,515,000)
  Less deferred contributions                         (76,000)       (76,000)
                                                  -----------    -----------
                                                   (8,215,000)    (7,591,000)
  General partners' deficit                          (875,000)      (869,000)
                                                  -----------    -----------
    Total partners' deficit                        (9,090,000)    (8,460,000)
                                                  -----------    -----------

                                                  $ 2,867,000    $ 2,874,000
                                                  ===========    ===========



                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS

         For the three month periods ended September 30, 1997 and 1996
                                  (Unaudited)

                                                 1997          1996
                                             ------------   -----------
Revenues:
   Slip rentals                                $ 217,000    $  347,000
   RV Park                                       207,000       208,000
   Lease income                                   45,000        70,000
   Restaurant and retail                         382,000       506,000
   Other income                                   16,000        29,000
                                               ---------    ----------

                                                 867,000     1,160,000
                                               ---------    ----------

Expenses:
   Cost of operations                            681,000       924,000
   Interest expense                              218,000       208,000
   Depreciation and amortization                  32,000        88,000
   Management fees paid to an affiliate           44,000        60,000
                                               ---------    ----------

                                                 975,000     1,280,000
                                               ---------    ----------

Net loss before net realizable
  value adjustment                              (108,000)     (120,000)

Net realizable value adjustment                        -       638,000
                                               ---------    ----------

Net (loss) income                              $(108,000)   $  518,000
                                               =========    ==========

Allocation of net loss:
Limited Partners'                              $(107,000)   $  513,000
General Partners'                                 (1,000)        5,000
                                               ---------    ----------

                                               $(108,000)   $  518,000
                                               =========    ==========
Limited Partners' net loss
  per unit                                     $  (23.74)   $   113.80
                                               =========    ==========




                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS

         For the nine month periods ended September 30, 1997 and 1996
                                  (Unaudited)

                                                 1997          1996
                                             ------------   -----------
Revenues:
   Slip rentals                               $  574,000    $  951,000
   RV Park                                       497,000       498,000
   Lease income                                  127,000       190,000
   Restaurant and retail                         805,000     1,048,000
   Other income                                   65,000        82,000
                                              ----------    ----------

                                               2,068,000     2,769,000
                                              ----------    ----------

Expenses:
   Cost of operations                          1,859,000     2,409,000
   Interest expense                              643,000       656,000
   Depreciation and amortization                  90,000       263,000
   Management fees paid to an affiliate          106,000       146,000
                                              ----------    ----------

                                               2,698,000     3,474,000
                                              ----------    ----------

Net loss before net realizable
  value adjustment                              (630,000)     (705,000)

Net realizable value adjustment                        -       638,000
                                              ----------    ----------

Net loss                                      $ (630,000)   $  (67,000)
                                              ==========    ==========

Allocation of net loss:
Limited Partners'                             $ (624,000)   $  (66,000)
General Partners'                                 (6,000)       (1,000)
                                              ----------    ----------

                                              $ (630,000)   $  (67,000)
                                              ==========    ==========
Limited Partners' net loss
  per unit                                    $  (138.42)   $   (14.64)
                                              ==========    ==========



                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

         For the nine month periods ended September 30, 1997 and 1996
                                  (Unaudited)

                                                             1997          1996
                                                          -----------   ----------
Cash flows from operating activities:
  Net (loss) income                                        $(630,000)   $ (67,000)
  Adjustments to reconcile net loss to net cash
   (used for) provided by operating activities:
    Depreciation and amortization                             90,000      263,000
    Change in net realizable value reserve and
      other assets to be abandoned, net                            -     (741,000)
    Increase in accounts receivable                          (36,000)     (73,000)
    Decrease (increase) in other assets                       16,000     (139,000)
    (Decrease) increase in accounts payable
      and accrued expenses                                  (332,000)     187,000
    Increase in interest payable, net                        394,000      548,000
    Increase in deferred rentals                               2,000      107,000
                                                           ---------    ---------

Net cash (used for) provided by operating activities        (496,000)      85,000
                                                           ---------    ---------

Net cash flow used for investing activities:
    Construction in progress and improvements
      to marina facilities                                   (62,000)     (45,000)
                                                           ---------    ---------

Cash flows from financing activities:
  (Payments) borrowings on notes payable                      (5,000)       6,000
  Advances from (repayments to) affiliates, net              564,000      (15,000)
                                                           ---------    ---------

Net cash provided by financing activities                    559,000       (9,000)
                                                           ---------    ---------

Net increase in cash                                           1,000       31,000

Cash at the beginning of period                               20,000       26,000
                                                           ---------    ---------

Cash at the end of period                                  $  21,000    $  57,000
                                                           =========    =========



                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                              September 30, 1997
                                  (Unaudited)

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

     The General Partners in the Partnership are Westrec Investors, Inc. (formerly PS Marina Investors, Inc.), a wholly-owned subsidiary of Westrec Properties, Inc. ("Westrec"), and B. Wayne Hughes, a shareholder of Westrec until September 1990. Effective March 1, 1997, the limited partners approved the substitution of Tower Park Marina Operating Corporation, a wholly owned subsidiary of Westrec Financial, Inc., for Mr. Hughes.

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

     Net Realizable Value Reserve
     ----------------------------

     As of September 30, 1997 the Partnership owns Tower Park Marina. Because of continued operating cash flow deficits the Partnership allowed the Chandlers Landing Yacht Club to be sold at a trustee foreclosure sale on February 6, 1996, and allowed the lender to foreclose on the ThunderBoat and Banyan Bay Marinas on September 30, 1996.

     A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated realizable value. No addition to this reserve was considered necessary at September 30, 1997 or December 31, 1996 since the Partnership believes current cash flows are sufficient to recover the carrying value of the marina.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                              September 30, 1997
                                  (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
     ------------------------------------------------------------------
     (continued)
     -----------

     Net Realizable Value Reserve (continued)
     ----------------------------------------

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 effective January 1, 1996. The adoption of Statement 121 had no significant impact on the Partnership's financial statements.

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

                              September 30, 1997
                                  (Unaudited)

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                              September 30, 1997
                                  (Unaudited)

2.   TOWER PARK MARINA
     -----------------

     Tower Park Marina includes the purchase price of the property and related acquisition and closing costs. The Partnership paid an acquisition fee of 6% of the contract purchase price of the property, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of the property were development fees paid to Westrec of $3,000 and $2,000 for the nine months ended September 30, 1997 and 1996, respectively. At September 30, 1997 and December 31, 1996, the investment in Tower Park Marina was comprised of the following:

                                                1997           1996
                                            -----------    -----------

     Land                                   $ 1,040,000    $ 1,040,000
     Buildings                                2,078,000      2,078,000
     Improvements                             1,999,000      1,999,000
     Floating docks                           2,755,000      2,755,000
     Furniture, fixtures and equipment        1,120,000      1,120,000
     Leasehold interest                         941,000        941,000
     Construction in progress                    62,000              -
                                            -----------    -----------
                                              9,995,000      9,933,000
     Less accumulated depreciation
      and amortization                       (5,347,000)    (5,257,000)
                                            -----------    -----------
                                              4,648,000      4,676,000

     Net realizable value reserve            (2,193,000)    (2,193,000)
                                            -----------    -----------
                                            $ 2,455,000    $ 2,483,000
                                            ===========    ===========

     Tower Park Marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term. These matters raise substantial doubt about the Partnership's ability to recover the carrying value of its assets (not withstanding the writedown of the marina facility to its net realizable value) and to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                              September 30, 1997
                                  (Unaudited)


3.   NOTES PAYABLE
     -------------

     Notes payable at September 30, 1997 and December 31, 1996 consist of the following:

                                                     1997          1996
                                                  -----------   -----------
     Note payable to an individual, bearing
     interest at 11% per annum, secured by
     deed of trust on Tower Park Marina, due
     on February 28, 1998.                         $6,715,000    $6,715,000

     Other                                             16,000        21,000
                                                   ----------   -----------

                                                   $6,731,000    $6,736,000
                                                   ==========   ===========

     At September 30, 1997 future principal payments are as follows:

               Year
               ----
               1997       $    5,000
               1998        6,719,000
               1999            4,000
               2000            3,000
                          ----------
                          $6,731,000
                          ==========

     Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note secured by Tower Park Marina. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement (which expired on April 10, 1996) to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs. In connection with the substitution of Tower Park Marina Operating Corporation for Mr. Hughes as General Partner, Mr. Hughes entered into a new option agreement with the Partnership, which allows the Partnership to purchase the note secured by Tower Park Marina, for Mr. Hughes' cost, $1,700,000, plus $68,000 of accrued unpaid interest. As of September 30, 1997, the note was reflected on the Partnership's balance sheet at its face value of $6,715,000 with an additional $2,322,000 being shown as accrued unpaid interest. The option is initially for a one year period expiring on February 28, 1998. The Partnership may extend the option agreement for two additional one year periods by paying Mr. Hughes $50,000 for each one year extension. The extension payment will be applied as a reduction in the principal amount due. For the nine months ended September 30, 1997 the Partnership paid $159,000 in interest on this note.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                              September 30, 1997
                                  (Unaudited)

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

4.   RELATED PARTY TRANSACTIONS
     --------------------------

     The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the nine months ended September 30, 1997 and 1996, were $106,000 and $146,000, respectively.

     In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.50% at September 30, 1997). Total interest paid or accrued to Westrec for the nine months ended September 30, 1997 and 1996 was $89,000 and $71,000, respectively.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                              September 30, 1997
                                  (Unaudited)

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

     The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). The CSLC Lease expires on December 31, 1998, and provides that it may be renewed for two successive periods for 10 years each. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $5,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $31,000 for each of the nine month periods ended September 30, 1997 and 1996.

     Annual minimum lease payments are as follows:

               Year
               ----
               1997                    $   1,000
               1998                        5,000
                                       ---------
                                       $   6,000
                                       =========

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                              September 30, 1997
                                  (Unaudited)

6.   PROFORMA INFORMATION
     --------------------

     As discussed in Notes 2 and 3, the Partnership's ThunderBoat Marina and Banyan Bay Marina were foreclosed on effective September 30, 1996 and Chandlers Landing Yacht Club was sold at a trustee foreclosure sale on February 6, 1996. Below is proforma information for the Partnership, excluding the operations of ThunderBoat Marina, Banyan Bay Marina, Chandlers Landing Yacht Club for the nine months ended September 30, 1996.


                                         1996
                                     -----------
     Revenues                        $ 2,342,000
     Expenses                          3,031,000
                                     -----------
     Net loss                        $(  689,000)
                                     ===========

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                              September 30, 1997
                                  (Unaudited)


     The Partnership's operations for the nine months ended September 30, 1997 consist of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California. As of September 30, 1997, the marina had the following occupancies:


                                        Tower Park Marina
                                        -----------------
                                     Spaces              %
                                    Available         Occupied
                                    ---------         --------
                  Wet slips           235(1)            95.3%
                  Dry storage         184               61.4%
                  RV Park             130               80.0%

     (1) non-transient spaces only

     For the nine months ended September 30, 1997, revenues for Tower Park Marina declined $273,000 to $2,068,000. The decline was primarily due to a $212,000 decrease in restaurant revenues and a $28,000 decline in slip rental revenues. The reduction in restaurant revenues is due to a decline in activity at the property and a reduction in the hours of operation. Overall the property's net operating income declined $69,000 to $163,000 for the nine months ended September 30, 1997.

     Construction of a pool and jacuzzi were completed in August and should attract new customers to the property and encourage existing customers to utilize the facilities more frequently.

     The Partnership's net loss of $630,000 for the nine months ended September 30, 1997 includes $90,000 of depreciation and amortization, a non-cash item, a decline of $98,000 in cash flow over the same period of a year ago.

     Liquidity and capital resources
     -------------------------------

     Since its inception in 1988 the Partnership has operated at a deficit. These deficits have been partially covered by advances from the General Partners and cash reserves. In addition, the Partnership had discontinued making debt service payments on substantially all of its notes. As a result, all of the Partnership's properties were lost to foreclosure, with the exception of Tower Park Marina.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                              September 30, 1997
                                  (Unaudited)

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

     Between 1988 and 1997, the Partnership received advances from affiliates of the General Partners. These advances were utilized to acquire properties, make capital improvements to the properties, cover operating deficits, and to a lesser extent, make distributions to the partners.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP


                          PART II. OTHER INFORMATION

                              September 30, 1997
                                  (Unaudited)

ITEMS 1 through 6 are inapplicable.



                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DATED: November 5, 1997



                                        TOWER PARK MARINA INVESTORS, L.P.
                                        a California Limited Partnership

                                        BY:  Westrec Investors, Inc.
                                             General Partner


                                        BY:  /s/ Jeffrey K. Ellis
                                             --------------------
                                             Jeffrey K. Ellis
                                             Vice President