Form 10-K405
period 1997-12-31
TOWER PARK MARINA INVESTORS LP
filed 1998-04-09
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997 or
                          -----------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____________ to ____________

Commission file number 0-17672
                       -------
                      TOWER PARK MARINA INVESTORS, L.P.,
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership
            (Exact name of registrant as specified in its charter)

         California                                     95-4137996
--------------------------------                  ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

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

        Registrant's general partners (the "General Partners") are Westrec Investors, Inc., (formerly PS Marina Investors, Inc.) a California corporation (the "Corporate General Partner") and B. Wayne Hughes ("Mr. Hughes"). Effective March 1, 1997 Tower Park Marina Operating Corporation, a wholly-owned subsidiary of Westrec Financial, Inc., a California corporation ("Westrec Financial") was substituted for Mr. Hughes. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, Inc., a California corporation ("Westrec Properties"). On June 7, 1990, 100% of the common stock of Westrec Properties, Inc. was purchased by Westrec Financial. Prior to that date, Westrec Properties was owned by ten individual shareholders, of which one, Mr. Hughes, owned 53.1% of the common stock. The Corporate General Partner, acting through its directors and executive officers, is responsible for the day-to-day operations of Registrant. In conjunction with the change of ownership of Westrec Properties, Mr. Hughes entered into an agreement pursuant to which Mr. Hughes delegated the responsibility for the day-to-day operations of Registrant to the Corporate General Partner, but Mr. Hughes has retained certain rights to consent to fundamental transactions. The limited partners of Registrant have no right to participate in the management or conduct of Registrant's business and affairs.

        Registrant has entered into management agreements with Westrec Marina Management, Inc. ("WMMI"), a California corporation and a wholly-owned subsidiary of Westrec Financial, whereby WMMI has agreed to manage Registrant's properties for monthly fees generally equal to 6% of gross revenues from the operation of Tower Park Marina. The management agreement is cancelable on 60 days' notice by either party with or without cause. WMMI also manages marina properties for other entities affiliated with the General Partners and for unaffiliated third parties.

        Registrant was formed to acquire and improve existing marinas and related facilities and, to a lesser extent, to develop marina facilities.
Marina facilities typically contain wet and/or dry boat storage facilities, gasoline sales facilities and may contain one or more related facilities such as a recreational vehicle ("R.V.") or campground facilities, boat trailer storage facilities, boat rental and sales facilities, restaurants or similar facilities, and boat supply and sundries stores. Substantially all of the Registrant's income is derived from the rental of wet and/or dry boat storage facilities and related facilities such as R.V. facilities and boat trailer storage facilities, and from the receipt of rental payments under leases or subleases.

        Registrant's principal investment objectives are to (1) preserve and protect Registrant's invested capital; (2) provide cash distributions from property operations; (3) provide federal income tax deductions so that during the early years of property operations substantially all or a portion of cash distributions to the limited partners will be tax sheltered; (4) maximize the potential for appreciation in value of Registrant's properties; and (5) build up equity through the reduction of mortgage loans on Regis trant's properties.

        The General Partners or an affiliate supervise the construction of improvements to Registrant's properties.

        As of December 31, 1997 and 1996, Registrant owned one property. Reference is made to Item 2 for a summary of information about this property. On September 30, 1996, the Registrant's ThunderBoat and Banyan Bay Marinas were
foreclosed on by the lender on the properties.   On February 6, 1996, the
Registrant's Chandlers Landing Yacht Club was sold at a foreclosure sale to the lender on the property.

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

        The Registrant's Tower Park Marina is operated under a lease with the California State Lands Commission ("CSLC"). Registrant's ability to assign or sublease its rights under this agreement would require the consent of the CSLC. An uncured breach of any of the conditions of the CSLC lease would constitute grounds for revocation of the lease.

        Marinas are subject to numerous governmental regulations, particularly environmental regulations, such as water pollution and water quality control regulations, and other miscellaneous regulatory requirements. Failure to comply with those regula tions would constitute grounds for revocation of the CSLC lease when such failure affects the leased property. Any licensee or subtenant of Registrant is also required to comply with such regulations.

        Registrant and its sublessees are subject to certain reporting requirements relating to any water pollution caused by their operations, such as the California Safe Drinking Water and Toxic Enforcement Act of 1986 ("California Proposition 65"). California Proposition 65 contains a prohibition on discharging specified toxic chemicals into water or land where such chemicals pass (or probably will pass) into any source of drinking water. Civil penalties have been established for violations of California Proposition 65 and actions may also be brought. Registrant and its sublessees must comply with applicable laws concerning the lawful handling and disposal of certain products used in and generated by the operation of its marinas, such as oil, paint, sewage and fuel. Registrant and its sublessees must also comply with applicable federal, state and local laws concerning underground storage tanks. The Environmental Protection Agency ("EPA") has issued a number of regulations relating to underground storage tanks which include a reporting requirement for a specified level of soil contamination. Moreover, at all times, owners of tanks are responsible for the cost of cleaning up any leaks and for compensating injured parties. Registrant may also be subject to state laws regarding underground storage tanks that have requirements more stringent than those under the EPA.
It is possible that storage tanks at Tower Park Marina may have to be replaced in the future. If any leaks from storage tanks or spillage or disposal from other operations (such as the loading of gasoline into boats by Registrant or its sublessees or the disposal of paint, oil and other products used in the repair of boats) causes or has caused contamination of the soil or the water, Registrant and its sublessees will be required to comply with federal, state and local laws relating to "hazardous waste" clean-up and Registrant and its sublessees may have to incur expenses to dispose of the hazardous waste in a lawful manner. If other parties contribute or have contributed to water or soil contamination at Tower Park Marina, Registrant would be able to seek reimbursement from such other parties in connection with the payment by Registrant of any expenses to comply with such regulations.

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

        Tower Park Marina is also subject to a variety of federal, state and local laws affecting their development or improvement, including laws and regulations relating to environmental factors. Difficulties or failures in obtaining required approvals could delay or prevent any future improvement at the property.

        The operations at Tower Park Marina are influenced by factors affecting the marina and boating industries nationally, in addition to varying seasonally, with activity increasing substantially during the period April through October of each year.

        There are 37 persons who render service on behalf of Registrant on a full-time basis, and 39 persons who render services on a part-time basis. These persons include managers, assistant managers, relief managers, area managers, restaurant personnel, accounting, administrative and clerical personnel, construction, dock personnel and development and supervision personnel. The persons rendering services on a part-time basis may also render services on behalf of one or more of WMMI, Westrec Financial, other partnerships organized by Westrec Financial and other persons or entities owning properties managed by WMMI.

        The term of Registrant is until the property has been sold and, in any event, not later than December 31, 2038.

ITEM 2. Property.
        --------

        As of December 31, 1997, the Registrant owned Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. A portion of Tower Park Marina is leased from the California State Lands Commission. Tower Park Marina improvements and operations currently consist of the following: (a) 188 covered slips contained in 17 covered sheds;
(b) 184 open slips; (c) end ties for approximately 18 boats; (d) an R.V. facility containing approximately 397 existing spaces; (e) a gas dock facility;
(f) three warehouse buildings utilized as a restaurant and bar, store, boat sales offices, and maintenance shop containing three covered dry boat storage areas with capacity for approximately 77 boats; and (g) additional dry storage areas with capacity for approximately 85 boats. Registrant operates the wet and dry boat storage facilities, the R.V. facility and the gas dock facility. The covered boat slips at Tower Park Marina are typically rented on a month to month basis. Most of the open boat slips and the lineal boat dockage at Tower Park Marina are rented on a monthly, weekly or daily basis. The R.V. facility consists of permanent (rented on an annual basis) R.V. camping and transient R.V. camping. As of March 31, 1998, the permanent wet slip facilities (consisting of 234 slips) were approximately 83.8% leased and the permanent R.V. spaces (consisting of 131 spaces) were approximately 77.1% leased.

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

        In January 1996, Resolution Trust Corporation ("RTC") sold the note to a third party. The note was subsequently purchased by an affiliate of Mr. Hughes. The Registrant has entered into an option agreement (which expired on April 10, 1996) to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs. The Registrant entered into a new option agreement effective March 1, 1997, which expired on February 28, 1998. The Registrant paid $50,000 in February 1998 to extend the option period until February 28, 1999. The Registrant may extend the option agreement for one additional year by paying an additional $50,000 prior to February 28, 1999. The extension payments are applied as a reduction in the principal amount due.

        Leaman vs. PS Marina Investors I, et al.
        ----------------------------------------

        In September 1995, Mr. Leaman, the prior owner of ThunderBoat and Banyan Bay Marinas filed suit in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, alleging that the Registrant had failed to pay him $1,100,000 of additional compensation relating to the Registrant's purchase of ThunderBoat and Banyan Bay Marinas. In connection with the purchase of these properties from Mr. Leaman in 1989, the Registrant entered into an employment agreement that provided that Mr. Leaman would be entitled to earn a bonus, payable over three years. The maximum bonus that Mr. Leaman could have earned was $1,100,000. Mr. Leaman resigned from his employment in less than one year. Mr. Leaman is alleging that the bonus is actually just deferred compensation due from his sale of the properties to Registrant. The Registrant intends to defend the case vigorously, particularly on the grounds that no bonus was earned based on the financial results of the properties. Depositions are being scheduled for April 1998 and the case is scheduled for trial in May 1998.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        ---------------------------------------------------------------------

        Registrant has no common stock.

        The Units are not listed on any national securities exchange or quoted on the NASDAQ System, and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership Agreement. However, the General Partners do not monitor or regularly receive or maintain information regarding the prices at which secondary sales transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as Investment Advisor summarize and report information (on a monthly, bi-monthly or less frequent basis) regarding secondary sales transactions in certain limited partnership interests, including the prices at which such secondary sales transactions are effected.

        During 1997, WMMI acquired 66 units in the Registrant, representing 1.464% of the outstanding units at an average price of $100 per unit.

        Exclusive of the General Partners' interest in Registrant, as of December 31, 1997, there were approximately 1,023 Unit holders of record.

        Registrant makes quarterly distributions of all "Cash Flow from Operations" and will make distributions of "Cash from Sales or Refinancing". Cash Flow from Operations is the total cash receipts of the Registrant from the operations of the Registrant's business, which includes, but is not limited to, cash receipts from the rental of the Registrant's properties, and which excludes Cash from Sales or Refinancing, less: (i) all operating expenses other than non-cash expenses such as depreciation and amortization; (ii) all principal and interest payments on any loans or advances; (iii) any sums expended for capital improvements or replacements (excluding amounts paid from funds provided by capital contributions); and (iv) a cash reserve for working capital or other purposes, the amount of which shall be determined by the General Partners. Cash from Sales or Refinancing is the net proceeds to Registrant from all sales, exchanges and refinancing of Registrant's properties, less payment of indebtedness relating to such properties and adequate cash reserves from such net proceeds for other obligations of Registrant for which there is no provision; however, Cash from Sales or Refinancing does not include any proceeds reinvested in properties.

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

(In thousands of dollars, except per unit information)
---------------------------------------------------------------------------------------
For the Year                   1997        1996        1995         1994        1993
---------------------------------------------------------------------------------------
Revenues                     $  2,538    $ 3,318    $    2,380    $  2,340    $  2,920
                             ========    =======    ==========    ========    ========

Net loss                     $   (860)   $  (145)   $  (10,934)   $ (2,462)   $ (3,848)
                             ========    =======    ==========    ========    ========

Limited Partners'
  share                          (851)      (144)      (10,825)     (2,437)     (3,810)

General Partners'
  share                            (9)        (1)         (109)        (25)        (38)

Limited Partners'
   per unit data(1)

     Net Loss                 (188.78)    (31.94)    (2,401.29)    (540.59)    (845.16)

     Cash Distributions             -          -             -           -           -
---------------------------------------------------------------------------------------
As of December 31,             1997       1996          1995        1994        1993
---------------------------------------------------------------------------------------
Total assets                 $  2,846    $ 2,874    $    5,500    $ 15,550    $ 18,594
                             ========    =======    ==========    ========    ========

Mortgage notes
  payable                    $  6,729    $ 6,736    $    9,286    $  9,385    $  9,593
                             ========    =======    ==========    ========    ========

______________________

(1) Per unit data is based on the weighted average number of Units outstanding during each year, 4,508.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

        In August 1988 the Registrant commenced an offering of up to 12,000 units of limited partnership interest to the public in an interstate offering. The offering was terminated on November 27, 1989 after the sale of 4,508 units.

        Tower Park Marina was purchased in February 1988 and as of December 31, 1997, $10,008,000 had been incurred in capital costs associated with its acquisition and subsequent improvement. Chandlers Landing Marina was purchased in September 1988 and foreclosed on February 1, 1994. In July 1991, the adjacent Chandlers Landing Yacht Club was purchased and subsequently foreclosed on February 6, 1996. ThunderBoat Marina and Banyan Bay Marina were purchased in November 1989 and subsequently foreclosed on September 30, 1996.

        The operations of the Registrant's marina are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions.

        1997 Compared to 1996
        ---------------------

        For the year ended December 31, 1997, the Registrant incurred a cash flow deficit of $744,000 (net loss plus depreciation and amortization), an improvement of $74,000 over the $818,000 deficit incurred in 1996. The improvement was due to the loss of Chandlers Landing Yacht Club, ThunderBoat and Banyan Bay Marinas in 1996. Included in the cash flow deficit was $552,000 of interest on the Tower Park note payable which was accrued but not paid, and will be forgiven when the option agreement with Mr. Hughes is exercised. The balance of the cash flow deficit was covered through operating cash flow generated by Tower Park Marina and to a greater extent through advances from the General Partner.

        For the year ended December 31, 1997, the net operating cash flow (cash flow before debt service) for Tower Park was $160,000 compared to $198,000 in 1996. For the year ended December 31, 1996, ThunderBoat generated $16,000 of net operating cash flow, while Banyan Bay and Chandlers Landing Yacht Club incurred net operating flow deficits of $46,000 and $7,000, respectively. Slip rental revenues declined $387,000 in 1997 compared to 1996, primarily due to the loss of ThunderBoat in 1996 which had $349,000 in slip rental revenues. In addition Tower Park Marina's slip rental revenues declined $38,000 to $740,000 in 1997.

        The operating hours of the restaurant at Tower Park were reduced during 1997 which resulted in a $276,000 decline in revenues to $555,000, with net operating income from the restaurant declining $83,000 to a loss of $29,000.

        RV park revenues increased $4,000 to $614,000 in 1997, due to a slight increase in rates.

        Retail store revenues declined $37,000 to $363,000, however, net operating income from retail sales increased $10,000 to $68,000 in 1997.

        Lease and other income declined $84,000 in 1997, due to the loss of ThunderBoat, which had $58,000 in lease income and $16,000 in other income in 1996.

        Cost of operations declined $812,000 in 1997, due primarily to the loss of ThunderBoat which had $364,000 in operating costs in 1996. In addition, Tower Park's operating costs declined $361,000, of which $193,000 was due to the reduced operating hours of the restaurant, with the balance being attributable to reduced maintenance and administrative costs. Banyan Bay and Chandler's Landing had operating costs of $46,000 and $7,000, respectively, in 1996.

        Interest expense declined $1,000, which was the net effect of a decline in interest due to the loss of Chandlers Landing, ThunderBoat and Banyan Bay, offset by higher interest charges on advances from affiliates.

        Depreciation and amortization increased slightly in 1997 due to the amortization of new improvements at Tower Park Marina.

        Management fees declined $41,000 in 1997 due to the loss of ThunderBoat in 1996 which incurred $26,000 in fees and a decline in Tower Park Marina's revenues which resulted in a $15,000 decline in management fees.

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

        Lease income, remained relatively stable in 1996 compared to 1995.

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

        Liquidity and Capital Resources
        -------------------------------

        Since its inception in 1988 the Registrant has operated at a deficit. These deficits have been partially covered by advances from the General Partners ($2,112,000 at December 31, 1997) and cash reserves. In addition, the Registrant discontinued making debt service payments on substantially all of its notes payable.

        No payments have been made on the note payable secured by Tower Park Marina since September 1991. During 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("the RTC"), to restructure or otherwise settle the note. In February 1994, the RTC foreclosed on Chandlers Landing Marina (also collateral for the note) by bidding $2,038,000 of its note at the foreclosure sale. In January 1995, the RTC sold the note to a third party. The note was then purchased by an affiliate of Mr. Hughes. The Registrant entered into an option agreement to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs, which expired on April 10, 1996. In connection with the substitution of a new general partner for Mr. Hughes, the option agreement was extended until February 28, 1998. Registrant paid $50,000 to extend the option period until February 28, 1999 (see Item 3 above for additional details).

        Registrant's ability to continue to operate through 1998 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations, continued advances from the general partners and the ability to refinance Tower Park Marina in order to exercise the rights under the option agreement. There can be no assurance that these conditions will be met or that the Registrant will be able to continue as a going concern.

        Impact of Year 2000
        -------------------

        The computer programs used to process the Registrant's property and corporate activity use only two digits to identify the year, rather than four. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activity. The companies that provided the software have assured the Registrant that new programs correcting the problem will be available by December 31, 1998. The cost of purchasing the new program is estimated at less than $10,000.

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

        Registrant's general partners are Westrec Investors, Inc. formerly ("PS Marina Investors, Inc.") and B. Wayne Hughes. The Corporate General Partner, acting through its directors and executive officers, is responsible for the day-to-day operations of Registrant. In conjunction with the change of ownership of Westrec Properties, Mr. Hughes, the individual general partner of Registrant, entered into an agreement pursuant to which Mr. Hughes delegated the responsibility for the day-to-day operations of Registrant to the Corporate General Partner, but Mr. Hughes has retained certain rights to consent to fundamental transactions, including the purchase, development, financing or sale of a property, the borrowing of funds in excess of $100,000 and transactions between Registrant and the Corporate General Partner or affiliates. Reference is made to Item 12 below for additional information regarding the change of ownership of Westrec Properties. Registrant's properties are managed and operated by Westrec Marina Management, Inc. ("WMMI"), a wholly-owned subsidiary of Westrec Financial.

        The names and ages of all directors and executive officers of the Corporate General Partner, and the executive officer of WMMI who performs significant policy-making or operational functions for Registrant, the offices held by each of them, the dates of their elections to such offices, and their business experience during the past five years are set forth below.

                              Office and Date          Business Experience
Name                  Age       of Election            During Past 5 Years
----                  ---   -------------------   ------------------------------

Michael M. Sachs       56   President and         Mr. Sachs has been a Director,
                            Director of the       President and Treasurer
                            Corporate General     of MVL since July 1987.
                            Partner (1990);       He is President of a
                            Secretary and         professional corporation
                            Director of the       which from 1982 to July
                            Corporate General     1985 was general counsel to
                            Partner (1987);       Public Storage Inc. ("PSI")
                            President,            and its affiliates and, from
                            Secretary and         1982 to 1991, was of counsel
                            Director of Westrec   to Sachs & Phelps, attorneys
                            Financial and         at law. From July 1985 to
                            President of          June 1990, Mr. Sachs was
                            Westrec Properties    the Executive Vice President,
                            (1990); Secretary     director and general counsel
                            and Director of       of PSI. PSI was organized in
                            Westrec Properties    1972 and, together with its
                            and WMMI (1987)       affiliates, has been engaged
                            (1987)                in the development,
                                                  construction, acquisition,
                                                  management and syndication of
                                                  mini-warehouses and, to a
                                                  lesser extent, business
                                                  parks in the United States
                                                  and Canada.  He was a
                                                  director of PSI (formerly
                                                  Storage Equities, Inc.)
                                                  and Storage Properties,
                                                  Inc. ("SPI") until 1995, each
                                                  of which is a real estate
                                                  investment trust whose
                                                  investment advisor is
                                                  affiliated with PSI, is a
                                                  director of MMI Medical, Inc.,
                                                  a com pany that offers health
                                                  care providers diagnostic
                                                  imaging services, and is a
                                                  direc tor of New Century
                                                  Finan cial Corporation, a
                                                  residential mortgage
                                                  brokerage, since its inception
                                                  in 1995.



Jeffrey K. Ellis       37     Vice President        Mr. Ellis joined Westrec
                              (1990) and Chief      Properties in March 1989.
                              Financial Officer     From 1987 to 1990, he was
                              (1996) of Westrec     Vice President of Madison
                              Financial, the        Pizza Corporation which
                              Corporate General     developed and managed
                              Partner, and          restaurants in the United
                              Westrec Properties    States.  From 1982 to 1987,
                              (1990)                Mr. Ellis was employed
                                                    with Price Waterhouse,
                                                    certified public
                                                    accountants, most recently
                                                    as an audit manager
                                                    specializing in the real
                                                    estate industry.

William W. Anderson    49     President (1990)      Mr. Anderson joined
                              Director (1995) of    WMMI in 1989 as
                              WMMI, Director        Executive Vice President
                              (1996) of Westrec     and became President in
                              Financial, Westrec    1990.  He has overall
                              Properties and the    responsibility for property
                              Corporate General     operations.  From 1984 to
                              Partner.              1989, Mr. Anderson was
                                                    Vice-President of Operations
                                                    for Calamigos Ranch.
                                                    Calamigos Ranch operates
                                                    corporate special events
                                                    and conferences.  From
                                                    1979 to 1984, he was a
                                                    management specialist with
                                                    the National Park Service.


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

        Each director of the Corporate General Partner serves until he resigns or is removed from office by Westrec Properties, and may resign or be removed from office at any time with or without cause. Each officer of the Corporate General Partner serves until he resigns or is removed by the board of directors of the Corporate General Partner. Any such officer may resign or be removed from office at any time with or without cause. No such officer was selected as such pursuant to any arrangement or understanding between such officer and any other person.

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

        To the Registrant's knowledge, based solely on review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Registrant were complied with.

ITEM 11.  Executive Compensation.
          ----------------------

          Registrant has no directors or officers. See Item 13 for a description of certain transactions between Registrant and its General Partners and their affiliates.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          (a) As of the date hereof, no person is known by Registrant to own beneficially more than 5% of the Units of limited partnership interest.

          (b) Registrant has no officers and directors.

          As of December 31, 1997, the General Partners have contributed $1,000 to the capital of Registrant. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of Registrant. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties.

          Westrec Financial (which may be deemed a parent of Registrant) has two classes of stock outstanding, common stock and Convertible Participating Preferred Stock (the "Preferred Stock") which votes together with the common stock, except for the election of directors. Michael M. Sachs, an officer and director of Westrec Financial and the Corporate General Partner owns 85% of the common stock of Westrec Financial. As of December 31, 1997 there was no preferred stock outstanding.

          During 1997, WMMI acquired 66 units in the Registrant, representing 1.464% of the outstanding units.

          In addition, the Corporate General Partner and the Individual General

Partner have entered into an agreement allowing each General Partner to offer to sell to the other its rights to receive cash and other distributions from Registrant (such rights are referred to as the "Interest"). The offer must be accompanied by an offer to buy the Interest of the other General Partner at the same price. The General Partner not making the offer has the option to elect whether to purchase the Interest of the other General Partner or to sell its Interest in Registrant to the offering General Partner. After the sale, the purchasing General Partner must use his or its best efforts to secure the approval of the limited partners of Registrant to the withdrawal of the selling General Partner.

        (c) Registrant knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of Registrant, except as described above and except for Articles 16, 17 and 21.1 of Registrant's Partnership Agreement, a copy of which is included in Registrant's prospectus included in SEC Registration Statement No. 33-21021. Those articles provide, in substance, that the limited partners shall have the right, by majority vote, to remove a general partner and that a general partner may designate a successor with the consent of the other general partner and a majority of the limited partners.

ITEM 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

        Registrant's prospectus included in SEC Registration Statement No. 33-21021 provides that the General Partners and their affiliates are entitled to the following compensation:

        1. Acquisition and Development Fees to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for Registrant, in an amount equal to 6% of the purchase price or the cost of construction of the properties. Cumulative Acquisition and Development Fees paid to the General Partners and their affiliates through December 31, 1997 totalled $1,580,000, ($4,000 of which was paid in 1997).

        2. Loan Brokerage Fee to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 1997 totalled $71,000 (none of which was paid in 1997).

        3. The Corporate General Partner made advances to Registrant during 1996 and 1997 to cover operating deficits and capital expenditures. At December 31, 1997, these advances totalled $2,112,000 and accrue interest at prime plus 1% (9.5% at December 31, 1997). Interest paid or accrued to the Corporate General Partner for 1997 totalled $122,000.

        4. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed to reduce their share of any future distributions to 1%. No such distributions were made during 1997 and none are expected in 1998.

        Registrant and WMMI, a subsidiary of Westrec Financial, have entered into management agreements, a copy of the form of which is included as an exhibit to Registrant's Registration Statement, SEC Registration Statement No. 33-21021. Under the terms of those agreements, WMMI will receive as compensation for its management services a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the "Gross Revenue" from operations of the properties and (ii) 6% of the Net

Sales Revenue from operations of the properties. The term "Gross Revenue" means all receipts (net of security deposits returned to the tenants) of Registrant from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term "Net Sales Revenue" means all receipts of Registrant from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of Registrant). The management fee will cover, without additional expense to Registrant, the time WMMI's executive officers expend on project management and WMMI's overhead costs such as its expenses for rent, utilities and servicing of Registrant's accounts payable. During 1997, $132,000 was paid or accrued by Registrant to WMMI pursuant to the management agreements.

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

        (b) No reports on Form 8-K were filed in the fourth quarter of 1997.

        (c) See Exhibit Index contained herein.

        (d) See Index to Financial Statements.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TOWER PARK MARINA INVESTORS, L.P.,
                            (formerly PS MARINA INVESTORS I),
                            a California Limited Partnership

Dated:  April 2, 1998  By:  Westrec Investors, Inc.,
                            ------------------------
                            (formerly PS MARINA INVESTORS, INC.)
                            ------------------------------------
                            General Partner


                       By:  /s/ Michael M. Sachs
                            -----------------------
                            President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                     Capacity                   Date
      ---------                     --------                   ----

/s/ Michael M. Sachs     President, Secretary and          April 2, 1998
----------------------   Director of Westrec Investors,
Michael M. Sachs         Inc., the Corporate General
                         Partner of the Registrant
                         (principal executive officer)


/s/ William W. Anderson  Director of Westrec               April 2, 1998
-----------------------  Investors, Inc., the Corporate
William W. Anderson      General Partner of the
                         Registrant.



/s/ Jeffrey K. Ellis     Vice President and Chief          April 2, 1998
----------------------   Financial Officer of Westrec
Jeffrey K. Ellis         Investors, Inc., the Corporate
                         General Partner of the
                         Registrant (principal financial
                         officer and principal
                         acconting officer)


                       TOWER PARK MARINA INVESTORS, L.P.,
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

        Index to Financial Statements and Financial Statement Schedules
                                 (Item 14 (a))

                                                           Page
                                                        Reference
                                                        ---------
Report of Ernst & Young LLP, Independent Auditors          F-1

Balance Sheets at December 31, 1997 and 1996               F-2

Statements of Operations for the year ended
 December 31, 1997, 1996 and 1995                          F-3

Statements of Partners' Equity (Deficit) for the year
 ended December 31, 1997, 1996 and 1995                    F-4

Statements of Cash Flows for the year ended
 December 31, 1997, 1996 and 1995                          F-5

Notes to Financial Statements                           F-6 to F-15


Schedules for the year ended December 31, 1997, 1996 and 1995

III - Real Estate and Accumulated Depreciation          F-16 to F-17

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

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Tower Park Marina Investors, L.P.,
(formerly PS Marina Investors I),
a California Limited Partnership

We have audited the accompanying balance sheets of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit), and cash flows for the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the accompanying index at Item 14 (a). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth thereon.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 2 and 3, the Partnership's property is not generating a satisfactory level of cash flow and cash flow projections do not indicate significant improvement in the near term in order for the Partnership to exercise the option on the note payable. These issues raise substantial doubt about the Partnership's ability to recover the carrying value of its assets (not withstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.



Ernst and Young LLP
Los Angeles, California
March 24, 1998

                       TOWER PARK MARINA INVESTORS, L.P.
                        (FORMERLY PS MARINA INVESTORS I)
                        a California Limited Partnership

                                 BALANCE SHEETS

                                                        December 31,
                                                 --------------------------
                                                    1997           1996
                                                 -----------   ------------
ASSETS
------

Cash                                              $   15,000     $   20,000
Accounts receivable                                  163,000        135,000
Tower Park Marina, net                             2,442,000      2,483,000
Other assets, net                                    226,000        236,000
                                                  ----------     ----------

                                                  $2,846,000     $2,874,000
                                                  ==========     ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Accounts payable and accrued expenses             $   525,000    $   645,000
Accounts payable and other liabilities
  related to marinas abandoned                              -        100,000
Interest payable                                    2,598,000      2,046,000
Advances from affiliates                            2,112,000      1,581,000
Deferred rentals                                      202,000        226,000
Notes payable                                       6,729,000      6,736,000
Commitments and contingencies                               -              -
                                                  -----------    -----------

                                                   12,166,000     11,334,000

Partners' deficit:
  Limited partners' deficit, $5,000
    per unit, 4,508 units authorized, issued
    and outstanding                                (8,366,000)    (7,515,000)
  Less deferred contributions                         (76,000)       (76,000)
                                                  -----------    -----------
                                                   (8,442,000)    (7,591,000)
  General partners' deficit                          (878,000)      (869,000)
                                                  -----------    -----------
    Total partners' deficit                        (9,320,000)    (8,460,000)
                                                  -----------    -----------

                                                  $ 2,846,000    $ 2,874,000
                                                  ===========    ===========

                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                            STATEMENTS OF OPERATIONS

              For the year ended December 31, 1997, 1996 and 1995

                                                   1997           1996            1995
                                               ------------   ------------   ---------------
Revenues:
   Slip rentals                                 $  740,000     $1,127,000      $  1,276,000
   Restaurant                                      555,000        831,000                 -
   RV Park                                         614,000        610,000           656,000
   Retail store                                    363,000        400,000                 -
   Lease income                                    186,000        248,000           251,000
   Other income                                     80,000        102,000           197,000
                                                ----------     ----------      ------------

                                                 2,538,000      3,318,000         2,380,000
                                                ----------     ----------      ------------

Expenses:
   Cost of operations                            2,281,000      3,093,000         2,125,000
   Interest expense                                869,000        870,000         1,080,000
   Depreciation and amortization                   116,000        111,000           922,000
   Management fees paid to an
     affiliate                                     132,000        173,000           143,000
                                                ----------     ----------      ------------

                                                 3,398,000      4,247,000         4,270,000
                                                ----------     ----------      ------------
Net loss before gain on abandoned
     marina facilities and net realizable
     value adjustment                             (860,000)      (929,000)       (1,890,000)

Gain on abandoned marina facilities                      -        784,000                 -
Net realizable value adjustment                          -              -        (9,044,000)
                                                ----------     ----------      ------------

Net loss                                        $ (860,000)    $ (145,000)     $(10,934,000)
                                                ==========     ==========      ============

Allocation of net loss:
Limited Partners'                               $ (851,000)    $ (144,000)     $(10,825,000)
General Partners'                                   (9,000)        (1,000)         (109,000)
                                                ----------     ----------      ------------

                                                $ (860,000)    $ (145,000)     $(10,934,000)
                                                ==========     ==========      ============
Limited Partners' net loss
  per unit                                      $  (188.78)    $   (31.94)     $  (2,401.29)
                                                ==========     ==========      ============


                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the year ended December 31, 1997, 1996 and 1995

                                           General       Limited
                                           Partners      Partners           Total
                                          ---------    ------------         -----
     Balances at December 31, 1994        $(759,000)   $  3,378,000    $  2,619,000

     Net loss                              (109,000)    (10,825,000)    (10,934,000)
                                          ---------    ------------    ------------

     Balances at December 31, 1995         (868,000)     (7,447,000)     (8,315,000)

     Net loss                                (1,000)       (144,000)       (145,000)
                                          ---------    ------------    ------------

     Balances at December 31, 1996         (869,000)     (7,591,000)     (8,460,000)

     Net loss                                (9,000)       (851,000)       (860,000)
                                          ---------    ------------    ------------

     Balances at December 31, 1997        $(878,000)   $ (8,442,000)   $ (9,320,000)
                                          =========    ============    ============


                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              For the year ended December 31, 1997, 1996 and 1995


                                                                   1997          1996           1995
                                                               -----------   -----------   -------------
     Cash flows from operating activities:
       Net loss                                                 $(860,000)    $(145,000)   $(10,934,000)
       Adjustments to reconcile net loss to net cash
        used for operating activities:
         Depreciation and amortization                            116,000       111,000         922,000
         Gain on abandoned marina facilities                            -      (784,000)              -
         Net realizable value reserve                                   -             -       9,044,000
         Increase in accounts receivable                          (28,000)      (55,000)        (38,000)
         Decrease (increase) in other assets                       10,000       (78,000)         86,000
         (Decrease) increase in accounts payable
          and accrued expenses                                   (220,000)      (12,000)         30,000
         Increase in interest payable, net                        552,000       718,000         786,000
         (Decrease) increase in deferred rentals                  (24,000)      115,000         (17,000)
                                                                ---------     ---------    ------------

     Cash flow used for operating activities                     (454,000)     (130,000)       (121,000)
                                                                ---------     ---------    ------------

     Cash flow used for investing activities:
        Construction in progress and improvements
           to marina facilities                                   (75,000)      (65,000)       (152,000)
                                                                ---------     ---------    ------------

     Cash flows from financing activities:
       Repayment of interest payable                                    -             -         (86,000)
       (Repayments on) proceeds from notes payable                 (7,000)        7,000         (98,000)
       Advances from affiliates, net                              531,000       182,000         169,000
                                                                ---------     ---------    ------------

     Net cash provided by (used for) financing activities         524,000       189,000         (15,000)
                                                                ---------     ---------    ------------

     Net decrease in cash                                          (5,000)       (6,000)       (288,000)

     Cash at the beginning of year                                 20,000        26,000         314,000
                                                                ---------     ---------    ------------

     Cash at the end of year                                    $  15,000     $  20,000    $     26,000
                                                                =========     =========    ============


                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1997

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

     Certain prior year amounts in the Partnership's financial statements have been restated to conform with the 1997 presentation.

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

                               December 31, 1997

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
     ------------------------------------------------------------------
     (continued)
     -----------

     Net Realizable Value Reserve
     ----------------------------

     As of December 31, 1997 the Partnership owns Tower Park Marina. Because of continued operating cash flow deficits, the Partnership allowed the Chandlers Landing Yacht Club to be sold at a trustee foreclosure sale on February 6, 1996, and allowed the lender to foreclose on the ThunderBoat and Banyan Bay Marinas on September 30, 1996. Due to the pending foreclosure, a net realizable value reserve of $6,851,000 (including a reserve from miscellaneous assets of $110,000) was established at December 31, 1995, and all the assets and liabilities associated with ThunderBoat and Banyan Bay Marinas were reclassified in the December 31, 1995 balance sheet.

     A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated realizable value. No addition to this reserve was considered necessary at December 31, 1997 and 1996 since the Partnership believes current cash flows are sufficient to recover the carrying value of the marina.

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1997

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
     ------------------------------------------------------------------
     (continued)
     -----------

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

     Tower Park Marina
     -----------------

     Tower Park Marina is stated at cost to the Partnership less net realizable value reserve. Depreciation is calculated on a straight-line basis. Depreciable lives for the major asset categories are as follows:

          Asset Category                       Depreciable Life
          --------------                       ----------------

          Buildings                                20 years
          Improvements                             20 years
          Floating docks                            7 years
          Furniture, fixtures and equipment         7 years
          Leasehold interest                  life of lease

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1997


  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
     ------------------------------------------------------------------
     (continued)
     -----------

     Taxes Based on Income
     ---------------------

     Taxes based on income are the responsibility of the individual partners and, accordingly, are not reflected in the accompanying financial statements.


  2. TOWER PARK MARINA
     -----------------

     Tower Park Marina includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $4,000 and $3,000 for the year ended December 31, 1997 and 1996, respectively. At December 31, Tower Park Marina was comprised the following:

                                           1997           1996
                                       ------------   ------------

Land                                   $ 1,040,000    $ 1,040,000
Buildings                                2,078,000      2,078,000
Improvements                             2,060,000      1,999,000
Floating docks                           2,768,000      2,755,000
Furniture, fixtures and equipment        1,121,000      1,120,000
Leasehold interest                         941,000        941,000
                                       -----------    -----------
                                        10,008,000      9,933,000
Less accumulated depreciation
 and amortization                       (5,373,000)    (5,257,000)
                                       -----------    -----------
                                         4,635,000      4,676,000

Net realizable value reserve            (2,193,000)    (2,193,000)
                                       -----------    -----------
                                       $ 2,442,000    $ 2,483,000
                                       ===========    ===========

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                             PS MARINA INVESTORS I
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1997

  2. TOWER PARK MARINA (CONTINUED)
     -----------------------------

     The marina facilities abandoned at December 31, 1995 consisted of Chandlers Landing Yacht Club ($1,244,000), located on Lake Ray Hubbard in Dallas County, Texas, ThunderBoat Marina ($7,357,000), located in Dania, Florida near Fort Lauderdale and Banyan Bay Marina ($4,126,000) also located in Dania, Florida. The Chandlers Landing Yacht Club was sold at a trustee foreclosure sale on February 6, 1996 and due to the continued operating losses at ThunderBoat and Banyan Bay Marinas, as well as the inability to sell the Banyan Bay Marina, the Partnership allowed the Lender to foreclose on these properties on September 30, 1996. Because of the impending foreclosures and write-down to net realizable value at December 31, 1995, no depreciation was taken on these three properties for the year ended December 31, 1995 and 1996.

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                        NOTES TO  FINANCIAL STATEMENTS

                               December 31, 1997
 3.  NOTES PAYABLE
     -------------

     Notes payable at December 31, consist of the following:

                                                          1997           1996
                                                       ----------     -----------
     Note payable to an individual, bearing
     interest at 11% per annum, secured by
     a deed of trust on Tower Park Marina, due
     on February 28, 1998.                            $ 6,715,000     $ 6,715,000


     Other                                                 14,000          21,000
                                                      -----------     -----------
                                                      $ 6,729,000     $ 6,736,000
                                                      ===========     ===========


     At December 31, 1997 future principal payments are as follows:

         Year
         ----

         1998                      $6,722,000
         1999                           4,000
         2000                           3,000
                                   ----------
                                   $6,729,000
                                   ==========

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1997

 3.  NOTES PAYABLE (continued)
     -------------------------

     No payments have been made on the note secured by Tower Park Marina since September 1991. Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership has entered into an option agreement to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. In connection with the substitution of Tower Park Marina Operating Corporation for Mr. Hughes as General Partner, Mr. Hughes entered into a new option agreement with the Partnership, which allows the Partnership to purchase the note secured by Tower Park Marina, for Mr. Hughes' cost, $1,700,000, plus $68,000 of accrued unpaid interest. As of December 31, 1997, the note was reflected on the Partnership's balance sheet at its face value of $6,715,000 with an additional $2,598,000 being shown as accrued unpaid interest (based on the option agreement to acquire the note, its fair value is deemed to be the option price of $1,700,000). The option was initially for a one year period expiring on February 28, 1998. The Partnership extended the option agreement for one year in February 1998 by paying Mr. Hughes $50,000, which was applied as a reduction in the principal amount due. The Partnership may extend the option agreement for one additional year by making an additional $50,000 principal payment in February 1999.

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

                               December 31, 1997

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

 4.  RELATED PARTY TRANSACTIONS
     --------------------------

     The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marinas' monthly gross revenues (as defined). Management fees for the year ended December 31, 1997, 1996 and 1995 were $132,000, $173,000 and $143,000, respectively.

     In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.50% at December 31, 1997). Total interest paid or accrued to Westrec for the year ended December 31, 1997, 1996, and 1995 was $122,000, $92,000 and $84,000, respectively.

     The Partnership had entered into a lease with Marine Ventures Limited ("MVL"), an affiliate of the Corporate General Partner, for the operation of the restaurant and bar and general store at Tower Park Marina. The lease was terminated effective December 31, 1995. Lease payments were based on the level of cash flow from the businesses. Included in lease income for the year ended December 31, 1995 is $3,000.

     The Partnership entered into a lease with MVL for the operation of Chandlers Landing Yacht Club which requires MVL to pay the Partnership a percentage of cash flow. As the yacht club operated at a deficit for the year ended December 31, 1995 no lease income was earned by the Partnership. Due to continued operating losses, the operations of Chandlers Landing Yacht Club were significantly curtailed in July 1995 and sold at a trustee foreclosure sale on February 6, 1996 (see Note 2).

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1997

  5. COMMITMENTS AND CONTINGENCIES
     -----------------------------

     In September 1994, Mr. Leaman, the prior owner of ThunderBoat and Banyan Bay Marinas, filed suit alleging that the Partnership had failed to pay him $1,100,000 of additional compensation relating to the Partnership's purchase of ThunderBoat and Banyan Bay Marinas. In connection with the purchase of these properties from Mr. Leaman in 1989, the Partnership entered into an employment agreement that provided that Mr. Leaman would be entitled to earn a bonus, payable over three years. The maximum bonus that Mr. Leaman could have earned was $1,100,000. Mr. Leaman resigned from his employment in less than one year. Mr. Leaman has alleged that the bonus is actually just deferred consideration due from his sale of the properties to the Partnership. The Partnership intends to defend the case vigorously, particularly on the grounds that no bonus was earned based on the financial results of the properties. Depositions are being scheduled for April 1998 and the case is scheduled for trial in May 1998.

     In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Environmental consultants have been engaged to perform sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements.

     The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). The CSLC Lease expires on December 31, 1998, and provides that it may be renewed for two successive periods for 10 years each. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $5,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $42,000, $42,000 and $41,000, respectively, for the year ended December 31, 1997, 1996 and 1995.

     Annual minimum lease payments for the year ending December 31, 1998 are $5,000.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1997


  6. PROFORMA INFORMATION
     --------------------

     As discussed in Notes 2 and 3, the Partnership's Chandlers Landing Marina was sold at a trustee foreclosure sale for $2,038,000 on February 1, 1994. ThunderBoat Marina and Banyan Bay Marina were foreclosed on effective September 30, 1996 and Chandlers Landing Yacht Club was sold at a trustee foreclosure sale on February 6, 1996. Below is proforma information for the Partnership, excluding the operations of ThunderBoat Marina, Banyan Bay Marina, Chandlers Landing Yacht Club and Chandlers Landing Marina, for the year ended December 31, 1996 and 1995.

                       1996           1995
                   -----------    -----------
     Revenues       $2,890,000    $ 1,793,000
     Expenses        3,732,000      2,849,000
                    ----------    -----------
     Net loss       $ (842,000)   $(1,056,000)
                    ==========    ===========


                        TOWER PARK MARINA INVESTORS * LP
                       a California Limited Partnership

                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                                                                  Cost
                                                                                                              Subsequent to
                                                                                 Initial Cost                  Acquisition
                                                                          ------------------------------       ------------
      Date                                                                                 Buildings &         Buildings &
    Acquired               Description               Encumbrances           Land           Improvements        Improvements
    --------      ----------------------------       ------------         ----------      --------------       ------------
     02/88        Tower Park                           $6,715,000 (A)     $1,040,000          $6,213,000         $2,755,000
                  Net Realizable Value Reserve

     09/88        Chandlers Landing                       (B)                 26,000           4,828,000            627,000

     11/89        ThunderBoat                             (C)              3,432,000           3,502,000            423,000

     11/89        Banyan Bay                              (C)              2,493,000           1,158,000            475,000

     07/91        Chandlers Landing
                    Yacht Club                            (D)                279,000             463,000            502,000
                                                       ----------         ----------         -----------         ----------
                                                                          $7,270,000         $16,164,000         $4,782,000
                                                       ==========         ==========         ===========         ==========

                                                                Gross Carrying Amount at December 31, 1997
                                                  -------------------------------------------------------------------
      Date                                                       Buildings &                           Accumulated
    Acquired               Description              Land         Improvements            Total         Depreciation
    --------      ---------------------------     ----------    --------------        -----------     ---------------
     02/88        Tower Park                      $1,040,000        $8,968,000        $10,008,000        $5,373,000
                  Net Realizable Value Reserve                                         (2,193,000)                0

     09/88        Chandlers Landing                        0                 0                  0                 0

     11/89        ThunderBoat                              0                 0                  0                 0

     11/89        Banyan Bay                               0                 0                  0                 0

     07/91        Chandlers Landing
                    Yacht Club                             0                 0                  0                 0
                                                  ----------        ----------        -----------        ----------

                                                  $1,040,000        $8,968,000        $ 7,815,000        $5,373,000
                                                  ==========        ==========        ===========        ==========

(A) Does not include accrued interest on this note of $2,598,000.

(B) This property, which was encumbered by the same note which secured Tower Park, was lost to foreclosure on February 1, 1994.

(C) These properties, which were encumbered by the Registrants $2,000,000 line of credit, were lost to foreclosure on September 30, 1996.

(D) This property, which was encumbered by the $600,000 Citibank note, was lost to foreclosure on February 6, 1996.

                        TOWER PARK MARINA INVESTORS * LP
                       a California Limited Partnership

                        SCHEDULE III - REAL ESTATE AND
                     ACCUMULATED DEPRECIATION (continued)



REAL ESTATE RECONCILIATION

                                                                Year Ended December 31,
                                                       ----------------------------------------
                                                          1997           1996          1995
                                                       ----------    -----------    -----------
Balance at beginning of the year                       $7,740,000    $13,144,000    $22,528,000

Construction in progress and
      improvements to facilities
      during the year                                      75,000         60,000        225,000

Acquisitions during the year

Deductions during the year                                            (5,464,000)    (9,609,000)
                                                       ----------    -----------    -----------
Balance at the end of the year                         $7,815,000    $ 7,740,000    $13,144,000
                                                       ==========    ===========    ===========


ACCUMULATED DEPRECIATION RECONCILIATION

                                                                Year Ended December 31,
                                                       ---------------------------------------
                                                          1997          1996           1995
                                                       ----------    -----------    ----------
Balance at beginning of the year                       $5,257,000    $ 8,000,000    $7,148,000

Additions during the year:
      Depreciation                                        116,000        111,000       922,000

Deductions during the year                                            (2,854,000)      (70,000)
                                                       ----------    -----------    ----------
Balance at the end of the year                         $5,373,000    $ 5,257,000    $8,000,000
                                                       ==========    ===========    ==========



The aggregate cost for Federal income tax purposes is $10,008,105.

                                 EXHIBIT INDEX
                                 -------------

Exhibit
  No.
-------
(4) (A) Amended and Restated Agreement of Limited Partnership (form included as
        Exhibit A to the Prospectus of Registrant dated August 4, 1988, contained in Amendment No. 2 to Registration Statement No. 33-21021, of
        Registrant filed July 29, 1988, and is incorporated herein by reference).

    (B) Amended form of execution copy of Subscription Agreement/Promissory Note
        (filed as pages A-1 through A-6 to Post-Effective Amendment No. 1 to
        Registration Statement No. 33-21021 of Registrant filed February 14,
        1989, and is incorporated herein by reference).

(10)(A) Form of Property Management Agreement between Registrant and PS Marina
        Management, Inc. (filed as Exhibit 10.1 to Registration Statement
        No. 33-21021 of Registrant and is incorporated herein by reference).

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

    (D) Copy of lease between Registrant and Marine Ventures Limited relating to restaurant/bar, general store and pontoon boat rental operation at Tower
        Park Marina (filed as Exhibit 10.5 to Registration Statement No. 33-
        21021 of Registrant and is incorporated herein by reference).

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

(27)    Financial Data Schedule.