Form 10-Q
period 1998-03-31
TOWER PARK MARINA INVESTORS LP
filed 1998-05-15
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                    _______________________________________

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   _________________________________________

For Quarter Ended                                  Commission File
-----------------                                  ---------------
March 31, 1998                                     Number 0-17672

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


                                 X
                          ---------------         ---------------
                                Yes                     No

                                     INDEX
                                     -----


PART I.     FINANCIAL INFORMATION                                                 PAGE REFERENCE
     Balance Sheets at March 31, 1998 and
       December 31, 1997                                                                  2

     Statements of Operations for the three month
       periods ended March 31, 1998 and 1997                                              3

     Statements of Cash Flows for the three month
       periods ended March 31, 1998 and 1997                                              4

     Notes to Financial Statements                                                       5-11

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                                       12-13

PART II.   OTHER INFORMATION                                                              14

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                                BALANCE SHEETS

                                                  March 31,       December 31,
                                                     1998             1997
                                                 ------------     ------------
                                                 (Unaudited)
ASSETS
------
Cash                                              $    22,000    $    15,000
Accounts receivable                                   157,000        163,000
Tower Park Marina, net                              2,425,000      2,442,000
Other assets, net                                     246,000        226,000
                                                  -----------     ----------

                                                  $ 2,850,000    $ 2,846,000
                                                  ===========     ==========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses             $   558,000    $   525,000
Interest payable                                    2,748,000      2,598,000
Advances from affiliates                            2,247,000      2,112,000
Deferred rentals                                      194,000        202,000
Notes payable                                       6,677,000      6,729,000
Commitments and contingencies                               -              -
                                                  -----------    -----------
                                                   12,424,000     12,166,000

Partners' deficit:
  Limited partners' deficit, $5,000
    per unit, 4,508 units authorized, issued
    and outstanding                                (8,617,000)    (8,366,000)
  Less deferred contributions                         (76,000)       (76,000)
                                                  -----------    -----------
                                                   (8,693,000)    (8,442,000)
  General partners' deficit                          (881,000)      (878,000)
                                                  -----------    -----------
    Total partners' deficit                        (9,574,000)    (9,320,000)
                                                  -----------    -----------

                                                  $ 2,850,000    $ 2,846,000
                                                  ===========    ===========


                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS

           For the three month periods ended March 31, 1998 and 1997
                                    (Unaudited)

                                                 1998           1997
                                             ------------   ------------
Revenues:
   Slip rentals                                $ 160,000      $ 166,000
   RV Park                                       106,000        108,000
   Lease income                                   35,000         41,000
   Restaurant and retail                          51,000        107,000
   Other income                                   16,000         17,000
                                               ---------      ---------

                                                 368,000        439,000
                                               ---------      ---------

Expenses:
   Cost of operations                            348,000        512,000
   Interest expense                              222,000        211,000
   Depreciation and amortization                  31,000         29,000
   Management fees paid to an affiliate           21,000         24,000
                                               ---------      ---------

                                                 622,000        776,000
                                               ---------      ---------

Net loss                                       $(254,000)     $(337,000)
                                               =========      =========

Allocation of net loss:
Limited Partners'                              $(251,000)     $(334,000)
General Partners'                                 (3,000)        (3,000)
                                               ---------      ---------

                                               $(254,000)     $(337,000)
                                               =========      =========
Limited Partners' net loss
  per unit                                       $(55.68)       $(74.09)
                                               =========      =========


                            See accompanying notes.

                          TOWER PARK MARINA INVESTORS, L.P.
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

           For the three month periods ended March 31, 1998 and 1997
                                  (Unaudited)

                                                             1998          1997
                                                          -----------   -----------
Cash flows from operating activities:
  Net loss                                                 $(254,000)    $(337,000)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and amortization                             31,000        29,000
    Decrease (increase) in accounts receivable                 6,000       (11,000)
    Increase in other assets                                 (20,000)      (66,000)
    Increase (decrease) increase in accounts payable
      and accrued expenses                                    33,000      (119,000)
    Increase in interest payable, net                        150,000       161,000
    Decrease in deferred rentals                              (8,000)       (8,000)
                                                           ---------     ---------

Net cash used for operating activities                       (62,000)     (351,000)
                                                           ---------     ---------

Net cash flows used for investing activities:
    Construction in progress and improvements
      to marina facilities                                   (14,000)      (11,000)
                                                           ---------     ---------

Cash flows from financing activities:
  Payments on notes payable                                  (52,000)       (1,000)
  Advances from affiliates, net                              135,000       397,000
                                                           ---------     ---------

Net cash provided by financing activities                     83,000       396,000
                                                           ---------     ---------

Net increase in cash                                           7,000        34,000

Cash at the beginning of period                               15,000        20,000
                                                           ---------     ---------

Cash at the end of period                                  $  22,000     $  54,000
                                                           =========     =========


                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                                March 31, 1998
                                  (Unaudited)

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

     Net Realizable Value Reserve
     ----------------------------

     As of March 31, 1998 the Partnership owns Tower Park Marina. Because of continued operating cash flow deficits the Partnership allowed the Chandlers Landing Yacht Club to be sold at a trustee foreclosure sale on February 6, 1996, and allowed the lender to foreclose on the ThunderBoat and Banyan Bay Marinas on September 30, 1996.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                                March 31, 1998
                                  (Unaudited)

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
     ------------------------------------------------------------------
     (continued)
     -----------

     Net Realizable Value Reserve (continued)
     ----------------------------------------

     A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated realizable value. No addition to this reserve was considered necessary at March 31, 1998 or December 31, 1997 since the Partnership believes current cash flows are sufficient to recover the carrying value of the marina.

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

                                March 31, 1998
                                  (Unaudited)

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

     Tower Park Marina
     -----------------

     Tower Park Marina is stated at cost to the Partnership less net realizable value reserve. Depreciation is calculated on a straight-line basis. Depreciable lives for the major asset categories are as follows:

          Asset Category                      Depreciable Life
          --------------                      ----------------

          Buildings                                   20 years
          Improvements                                20 years
          Floating docks                               7 years
          Dry storage racks                            7 years
          Furniture, fixtures and equipment            7 years
          Leasehold interest                     life of lease

     Taxes Based on Income
     ---------------------

     Taxes based on income are the responsibility of the individual partners and accordingly, are not reflected in the accompanying financial statements.

                       TOWER PARK MARINA INVESTORS, L.P.
                        A CALIFORNIA LIMITED PARTNERSHIP

                         NOTES TO  FINANCIAL STATEMENTS

                                 March 31, 1998
                                  (Unaudited)

  2. TOWER PARK MARINA
     -----------------

     Tower Park Marina includes the purchase price of the property and related acquisition and closing costs. The Partnership paid an acquisition fee of 6% of the contract purchase price of the property, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $1,000 and $3,000 for the for the three months ended March 31, 1998, and for the year ended December 31, 1997, respectively. At March 31, 1998 and December 31, 1997, the investment in Tower Park Marina was comprised of the following:

                                           1998           1997
                                       ------------   ------------

Land                                   $ 1,040,000    $ 1,040,000
Buildings                                2,078,000      2,078,000
Improvements                             2,060,000      2,060,000
Floating docks                           2,768,000      2,768,000
Furniture, fixtures and equipment        1,121,000      1,121,000
Leasehold interest                         941,000        941,000
Construction in progress                    14,000           -
                                       -----------    -----------
                                        10,022,000     10,008,000
Less accumulated depreciation
 and amortization                       (5,404,000)    (5,373,000)
                                       -----------    -----------
                                         4,618,000      4,635,000

Net realizable value reserve            (2,193,000)    (2,193,000)
                                       -----------    -----------

                                       $ 2,425,000    $ 2,442,000
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

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                                March 31, 1998
                                  (Unaudited)
                                  -----------

3.   NOTES PAYABLE
     -------------

     Notes payable at March 31, 1998 and December 31, 1997 consist of the following:

                                                     1998          1997
                                                  -----------   -----------
     Note payable to an individual, bearing
     interest at 11% per annum, secured by
     deed of trust on Tower Park Marina, due
     on February 28, 1998.                         $6,665,000    $6,715,000

     Other                                             12,000        14,000
                                                   ----------   -----------

                                                   $6,677,000    $6,729,000
                                                   ==========   ===========

     At March 31, 1998 future principal payments are as follows:

          Year
          ----
          1998                        $    4,000
          1999                         6,669,000
          2000                             4,000
                                      ----------
                                      $6,677,000
                                      ==========

     No payments have been made on the note secured by Tower Park Marina since September 1991. Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership has entered into an option agreement to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. In connection with the substitution of Tower Park Marina Operating Corporation for Mr. Hughes as General Partner, Mr. Hughes entered into a new option agreement with the Partnership, which allows the Partnership to purchase the note secured by Tower Park Marina, for Mr. Hughes' cost, $1,700,000, plus $68,000 of accrued unpaid interest. As of December 31, 1997, the note was reflected on the Partnership's balance sheet at its face value of $6,715,000 with an additional $2,598,000 being shown as accrued unpaid interest (based on the option agreement to acquire the note, its fair value is deemed to be the option price of $1,700,000). The option was initially for a one year period expiring on February 28, 1998. The Partnership extended the option agreement for one year in February by paying Mr. Hughes $50,000, which was applied as a reduction in the principal amount due. The Partnership may extend the option agreement for one additional year by making an additional $50,000 principal payment in February 1999.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO  FINANCIAL STATEMENTS

                                March 31, 1998
                                  (Unaudited)
 3.  NOTES PAYABLE (continued)
     -------------------------

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

  4. RELATED PARTY TRANSACTIONS
     --------------------------

     The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the three months ended March 31, 1998 and 1997, were $21,000 and $24,000, respectively.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1998
                                  (Unaudited)

  4. RELATED PARTY TRANSACTIONS (continued)
     --------------------------------------

     In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.50% at March 31, 1998). Total interest paid or accrued to Westrec for the three months ended March 31, 1998 and 1997 was $38,000 and $27,000, respectively.


  5. COMMITMENTS AND CONTINGENCIES
     -----------------------------

     In September 1994, Mr. Leaman, the prior owner of ThunderBoat and Banyan Bay Marinas, filed suit alleging that the Partnership had failed to pay him $1,100,000 of additional compensation relating to the Partnership's purchase of ThunderBoat and Banyan Bay Marinas. In connection with the purchase of these properties from Mr. Leaman in 1989, the Partnership entered into an employment agreement that provided that Mr. Leaman would be entitled to earn a bonus, payable over three years. The maximum bonus that Mr. Leaman could have earned was $1,100,000. Mr. Leaman resigned from his employment in less than one year. Mr. Leaman has alleged that the bonus is actually just deferred consideration due from his sale of the properties to the Partnership. The Partnership intends to defend the case vigorously, particularly on the grounds that no bonus was earned based on the financial results of the properties. Depositions were taken during April and May 1998 and the case is scheduled for trial in June 1998.

     In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Environmental consultants have been engaged to perform sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements.

     The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). The CSLC Lease expires on December 31, 1998, and provides that it may be renewed for two successive periods for 10 years each. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $5,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $10,000 for each of the three month periods ended March 31, 1998 and 1997.

     Annual minimum lease payments for the year ending December 31, 1998 are $5,000.

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                March 31, 1998
                                  (Unaudited)

     The Partnership's operations for the three months ended March 31, 1998 consist of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California. As of March 31, 1998, the marina had the following occupancies:

                                         Tower Park Marina
                                         -----------------
                                        Spaces            %
                                     Available       Occupied
                                     ------------------------
               Wet slips              234(1)            82.5%
               Dry storage             98               76.5%
               RV Park                130               80.0%

     (1) non-transient spaces only

     For the three months ended March 31, 1998, revenues for Tower Park Marina declined $77,000 to $379,000. The decline was primarily due to a $49,000 decrease in restaurant revenues. The reduction in restaurant revenues is due to a decline in activity at the property and a reduction in the restaurant's hours of operation. Overall the property's net operating income improved $100,000 to $8,000 for the three months ended March 31, 1998.

     The Partnership's net loss of $254,000 for the three months ended March 31, 1998 includes $31,000 of depreciation and amortization, a non-cash item, an improvement of $85,000 in cash flow over the same period of a year ago.

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       A CALIFORNIA LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                March 31, 1998
                                  (Unaudited)

     Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("the RTC"), to restructure or otherwise settle the note secured by Tower Park Marina. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs. The option agreement originally expired on April 10, 1996, and has been extended until February 28, 1999.

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

                                March 31, 1998
                                  (Unaudited)

     ITEMS 1 through 6 are inapplicable.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DATED: May 11, 1998



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