Form 10-Q
period 1998-06-30
TOWER PARK MARINA INVESTORS LP
filed 1998-08-11
CIK 831491

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                       --------------------------------
                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    Of the Securities Exchange Act of 1934
                       --------------------------------

For Quarter Ended                                     Commission File
-----------------                                     ---------------
  June 30, 1998                                       Number  0-17672

                      TOWER PARK MARINA INVESTORS, L.P.,
                       a California Limited Partnership
                       --------------------------------
            (Exact name of registrant as specified in its charter)


       California                            95-4137996
--------------------------------         -------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization            Identification No.)


         16633 Ventura Boulevard, 6th Floor, Encino, California  91436
        ---------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

Registrant's phone number, including area code:    (818) 907-0400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                   X
                 -----       -----
                  Yes          No

                                     INDEX
                                     -----


PART I.                 FINANCIAL INFORMATION               PAGE REFERENCE

             Balance Sheets at June 30, 1998 and
             December 31, 1997                                           2

             Statements of Operations for the three month
             periods ended June 30, 1998 and 1997                        3

             Statements of Operations for the six month
             periods ended June 30, 1998 and 1997                        4

             Statements of Cash Flows for the six month
             periods ended June 30, 1998 and 1997                        5

             Notes to Financial Statements                            6-12

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                              13-14

PART II.                OTHER INFORMATION                               15

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                                BALANCE SHEETS

                                            June 30,     December 31,
                                              1998           1997
                                           -----------   -------------
                                           (Unaudited)
ASSETS
------

Cash                                        $   22,000     $   15,000
Accounts receivable                            164,000        163,000
Tower Park Marina, net                       2,432,000      2,442,000
Other assets, net                              284,000        226,000
                                            ----------     ----------

                                            $2,902,000     $2,846,000
                                            ==========     ==========


LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses       $  618,000     $  525,000
Interest payable                             2,899,000      2,598,000
Payable to affiliates                        2,276,000      2,112,000
Deferred rentals                               220,000        202,000
Notes payable                                6,675,000      6,729,000
Commitments and contingencies                        -              -
                                            ----------     ----------
                                            12,688,000     12,166,000

Partners' deficit:
  Limited partners' deficit, $50,000
     per unit, 4,508 units authorized
     issued and outstanding                 (8,827,000)    (8,366,000)
Less deferred contributions                    (76,000)       (76,000)
                                            ----------     ----------
                                            (8,903,000)    (8,442,000)
General partners' deficit                     (883,000)      (878,000)
                                            ----------     ----------
  Total partners' deficit                   (9,786,000)    (9,320,000)
                                            ----------     ----------

                                            $2,902,000     $2,846,000
                                            ==========     ==========




                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                           STATEMENTS OF OPERATIONS

           For the three month periods ended June 30, 1998 and 1997
                                  (Unaudited)

                                              1998          1997
                                          ------------   -----------

REVENUES:

  Slip rentals                              $ 172,000     $ 191,000
  RV Park                                     174,000       182,000
  Lease income                                 39,000        41,000
  Restaurant and retail                       206,000       316,000
  Other income                                 36,000        32,000
                                            ---------     ---------

                                              627,000       762,000
                                            ---------     ---------

EXPENSES:

  Cost of operations                          548,000       666,000
  Interest expense                            229,000       214,000
  Depreciation and amortization                30,000        29,000
  Management fees paid to affiliates           32,000        38,000
                                            ---------     ---------

                                              839,000       947,000
                                            ---------     ---------

Net loss                                    $(212,000)    $(185,000)
                                            =========     =========

Allocation of net loss:
Limited Partners'                           $(210,000)    $(183,000)
General Partners'                              (2,000)       (2,000)
                                            ---------     ---------
                                            $(212,000)    $(185,000)
                                            =========     =========

Limited Partners' net loss
 per unit
                                            $  (46.58)    $  (40.59)
                                            =========     =========





                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                           STATEMENTS OF OPERATIONS

            For the six month periods ended June 30, 1998 and 1997
                                  (Unaudited)

                                             1998           1997
                                         ------------   ------------

REVENUES:

 Slip rentals                             $  332,000     $  357,000
 RV Park                                     280,000        290,000
 Lease income                                 74,000         82,000
 Restaurant and retail                       257,000        423,000
 Other income                                 52,000         49,000
                                          ----------     ----------

                                             995,000      1,201,000
                                          ----------     ----------

EXPENSES:

 Cost of operations                          896,000      1,178,000
 Interest expense                            451,000        425,000
 Depreciation and amortization                61,000         58,000
 Management fees paid to affiliates           53,000         62,000
                                          ----------     ----------

                                           1,461,000      1,723,000
                                          ----------     ----------

Net loss                                  $ (466,000)    $ (522,000)
                                          ==========     ==========

Allocation of net loss:
Limited Partners'                         $ (461,000)    $ (517,000)
General Partners'                             (5,000)        (5,000)
                                          ----------     ----------

                                          $ (466,000)    $ (522,000)
                                          ==========     ==========

Limited Partners' net loss
 per unit                                 $  (102.26)    $  (114.69)
                                          ==========     ==========




                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                           STATEMENTS OF CASH FLOWS

            For the six month periods ended June 30, 1998 and 1997
                                  (Unaudited)


                                                          1998          1997
                                                       -----------   -----------
Cash flows from operating activities:
  Net loss                                              $(466,000)    $(522,000)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization                        61,000        58,000
      Increase in accounts receivable                      (1,000)      (21,000)
      Increase in other assets                            (58,000)      (27,000)
      Increase (decrease) in accounts payable and
        accrued expenses                                   93,000      (210,000)
      Increase in interest payable, net                   301,000       276,000
      Increase in deferred rentals                         18,000         2,000
                                                        ---------     ---------

Net cash used for operating activities                    (52,000)     (444,000)
                                                        ---------     ---------

Net cash flows used for investing activities:
  Construction in progress and improvements to
     Tower Park Marina                                    (51,000)      (42,000)
                                                        ---------     ---------

Cash flows from financing activities:
  Repayments of notes payable                             (54,000)       (3,000)
  Advances from affiliates, net                           164,000       575,000
                                                        ---------     ---------

Net cash provided by financing activities                 110,000       572,000
                                                        ---------     ---------

Net increase in cash                                        7,000        86,000

Cash at the beginning of period                            15,000        20,000
                                                        ---------     ---------

Cash at the end of period                               $  22,000     $ 106,000
                                                        =========     =========




                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS
                           FEDERAL INCOME TAX BASIS

                                 June 30, 1998
                                  (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
   ------------------------------------------------------------------

   Description of the Partnership
   ------------------------------

   Tower Park Marina Investors L.P., (formerly PS Marina Investors I),a California Limited Partnership (the "Partnership"), was organized under the California Revised Limited Partnership Act, pursuant to a Certificate of Limited Partnership filed on January 6, 1988 to acquire, own, and operate and to a lesser extent, develop marina facilities.

   The General Partners in the Partnership are Westrec Investors, Inc., a wholly-owned subsidiary of Westrec Properties, Inc. ("Westrec"), and B. Wayne Hughes, a shareholder of Westrec until September 1990. Effective March 1, 1997, the limited partners approved the substitution of Tower Park Marina Operating Corporation, a wholly owned subsidiary of Westrec Financial, Inc., for Mr. Hughes.

   The Partnership was formed to sell a maximum of 12,000 units of limited partnership interest at $5,000 per unit ($60,000,000). The General Partners have contributed a total of $1,000. On November 27, 1989, the Partnership's offering was terminated with 4,508 units issued resulting in $22,540,000 of limited partner funds being raised (before commission discount of $3,000 granted to an investor). Half of each Limited Partner's total capital contribution was deferred. The final installment was due on August 1, 1990 and $76,000 of such deferrals remain outstanding.

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

   Net Realizable Value Reserve
   ----------------------------

   As of June 30, 1998 the Partnership owns Tower Park Marina. Because of continued operating cash flow deficits the Partnership allowed the Chandlers Landing Yacht Club to be sold at a trustee foreclosure sale on February 6, 1996, and allowed the lender to foreclose on the ThunderBoat and Banyan Bay Marinas on September 30, 1996.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1998
                                  (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
   ------------------------------------------------------------------
   (CONTINUED)
   -----------

   Net Realizable Value Reserve (continued)
   ----------------------------------------

   A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated realizable value. No addition to this reserve was considered necessary at June 30, 1998 or December 1997 since the Partnership believes current cash flows are sufficient to recover the carrying value of the marina.

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

                                 June 30, 1998
                                  (Unaudited)

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1998
                                  (Unaudited)

2. TOWER PARK MARINA
   -----------------

   Tower Park Marina includes the purchase price of the property and related acquisition and closing costs. The Partnership paid an acquisition fee of 6% of the contract purchase price of the property, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $3,000 and $3,000 for the six months ended June 30, 1998, and for the year ended December 31, 1997, respectively. At June 30, 1998 and December 31, 1997 the investment in Tower Park Marina was comprised of the following:


                                           1998          1997
                                        ----------    ----------
Land                                     1,040,000     1,040,000
Buildings                                2,078,000     2,078,000
Improvements                             2,060,000     2,060,000
Floating docks                           2,768,000     2,768,000
Furniture, fixtures and equipment        1,121,000     1,121,000
Leasehold interest                         941,000       941,000
Construction in progress                    51,000             -
                                        ----------    ----------
                                        10,059,000    10,008,000

Less accumulated depreciation and
 amortization                           (5,434,000)   (5,373,000)
                                       -----------    ----------
                                         4,625,000     4,635,000

Net realizable value reserve            (2,193,000)   (2,193,000)
                                       -----------    ----------

                                       $ 2,432,000    $2,442,000
                                       ===========    ==========

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1998
                                  (Unaudited)

3. NOTES PAYABLE
   -------------

   Notes payable at June 30, 1998 and December 31, 1997 consist of the following:



                                                                      1998          1997
                                                                   -----------   -----------
   Note payable to an individual, bearing
   interest at 11% per annum, secured by
   deed of trust on Tower Park Marina, due
   on February 28, 1999                                             $6,665,000    $6,715,000

   Other                                                                10,000        14,000
                                                                    ----------   -----------

                                                                    $6,675,000    $6,729,000
                                                                    ==========   ===========

   At June 30, 1998 future principal payments are as follows:
          Year
          ----
          1998                                                      $    2,000
          1999                                                       6,669,000
          2000                                                           4,000
                                                                    ----------
                                                                    $6,675,000
                                                                    ==========

   From September 1991 through 1994, no payments were made on the note secured by Tower Park Marina and the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership has entered into an option agreement to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. In connection with the substitution of Tower Park Marina Operating Corporation for Mr. Hughes as General Partner, Mr. Hughes entered into a new option agreement with the Partnership, which allows the Partnership to purchase the note secured by Tower Park Marina, for Mr. Hughes' cost, $1,700,000, plus $68,000 of accrued unpaid interest. As of December 31, 1997, the note was reflected on the Partnership's balance sheet at its face value of $6,715,000 with an additional $2,598,000 being shown as accrued unpaid interest (based on the option agreement to acquire the note, its fair value is deemed to be the option price of $1,700,000). The option was initially for a one year period expiring on February 28, 1998. The Partnership extended the option agreement for one year in February by paying Mr. Hughes $50,000, which was applied as a reduction in the principal amount due. The Partnership may extend the option agreement for one additional year by making an additional $50,000 principal payment in February 1999.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1998
                                  (Unaudited)

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

4.   RELATED PARTY TRANSACTIONS
     --------------------------

   The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the six months ended June 30, 1998 and 1997, were $53,000 and $62,000, respectively.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1998
                                  (Unaudited)

4.  RELATED PARTY TRANSACTIONS (CONTINUED)
    --------------------------------------

   In connection with funding the Partnership's operating deficits funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.50% at June 30, 1998). Total interest paid or accrued to Westrec for the six months ended June 30, 1998 and 1997 was $87,000 and $57,000, respectively.

5. COMMITMENTS AND CONTINGENCIES
   -----------------------------

   In September 1994, Mr. Leaman, the prior owner of ThunderBoat and Banyan Bay Marina, filed suit alleging that the Partnership had failed to pay him $1,100,000 of additional compensation relating to the Partnership's purchase of Thunderboat and Banyan Bay Marinas. In connection with the purchase of these properties from Mr. Leaman in 1989, the Partnership entered into an employment agreement that provided that Mr. Leaman would be entitled to earn a bonus, payable over three years. The maximum bonus that Mr. Leaman could have earned was $1,100,000. Mr. Leaman resigned from his employment in less than one year. Mr. Leaman has alleged that the bonus is actually just deferred consideration due from his sale of the properties to the Partnership. The Partnership intends to defend that case vigorously, particularly on the grounds that no bonus was earned based on the financial results of the properties. Depositions were taken during April and May 1998 and the case is scheduled for trial in November 1998.

   In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Environmental consultants have been engaged to perform sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements.

   The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). The CSLC Lease expires on December 31, 1998, and provides that it may be renewed for two successive periods for 10 years each. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $5,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $21,000 for each of the six month periods ended June 30, 1998 and 1997.

   Annual minimum lease payments for the year ending December 31, 1998 are $5,000.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 June 30, 1998
                                  (Unaudited)

   The Partnership's operations for the six months ended June 30, 1998 consist of Tower Park Marina in the Sacramento San Joaquin Delta near Sacramento, California. As of June 30, 1998, Tower Park Marina had the following occupancies:



                               Spaces         %
                             Available    Occupied
                             ----------   ---------
            Wet slips           236 (1)       84.3%
            Dry storage          98           77.6%
            RV Park             131           80.2%

   (1) non-transient spaces only

   For the six months ended June 30, 1998, revenues for Tower Park Marina declined $206,000 to $995,000. The decline was primarily due to a $130,000 decrease in restaurant revenues, and a $36,000 decline in retail sales.
   These declines in revenue are due to a decline in activity at the property and a reduction in the restaurant's hours of operation. Overall the property's net operating income improved to $113,000 for the six months ended June 30, 1998 compared to zero for the first six months of 1997.

   The Partnership's net loss of $466,000 for the six months ended June 30, 1998 includes $61,000 of depreciation and amortization, a non-cash item, an improvement of $59,000 in cash flow over the same period of a year ago. Also contributing to the Partnership's net loss was $25,000 in legal costs associated with the Leaman litigation.

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 June 30, 1998
                                  (Unaudited)

   From 1991 to 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("the RTC"), to restructure or otherwise settle the note secured by Tower Park Marina. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs. The option agreement originally expired on April 10, 1996, and has been extended until February 28, 1999.

   The Partnership's ability to continue as a going concern is dependent upon their ability to exercise their option on the note secured by Tower Park Marina and improved operating results at Tower Park Marina.

   Between 1988 and 1998, the Partnership received advances from affiliates of the General Partners. These advances were utilized to acquire properties, make capital improvements to the properties, cover operating deficits, and to a lesser extent, make distributions to the partners.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                          PART II. OTHER INFORMATION
                                 June 30, 1998
                                  (Unaudited)

ITEMS 1 through 6 are inapplicable.



                                   SIGNATURES
                                   ----------

Pursuant To the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DATED: August 6, 1998



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