Form 10-Q
period 1998-09-30
TOWER PARK MARINA INVESTORS LP
filed 1998-11-10
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                       ---------------------------------


For Quarter Ended                                                Commission File
-----------------                                                ---------------
September 30, 1998                                                Number 0-17672

                       TOWER PARK MARINA INVESTORS, L.P.,
                        a California Limited Partnership
                        --------------------------------
             (Exact name of registrant as specified in its charter)


          California                                    95-4137996
--------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


         16633 Ventura Boulevard, 6th Floor, Encino, California  91436
       -----------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

Registrant's phone number, including area code:    (818) 907-0400



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
                      Yes                              No

                                     INDEX
                                     -----

PART I.         FINANCIAL INFORMATION                             PAGE REFERENCE

             Balance Sheets at September 30, 1998 and
             December 31, 1997                                            2

             Statements of Operations for the three month
             periods ended September 30, 1998 and 1997                    3

             Statements of Operations for the nine month
             periods ended September 30, 1998 and 1997                    4

             Statements of Cash Flows for the nine month
             periods ended September 30, 1998 and 1997                    5

             Notes to Financial Statements                              6-12

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                13-14


PART II.        OTHER INFORMATION                                        15

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                                BALANCE SHEETS

                                           September 30,   December 31,
                                               1998            1997
                                           -------------   -------------
                                            (Unaudited)
ASSETS
------

Cash                                       $     14,000    $   15,000
Accounts receivable                             143,000       163,000
Tower Park Marina, net                        2,409,000     2,442,000
Other assets, net                               249,000       226,000
                                           ------------    ----------

                                           $  2,815,000    $2,846,000
                                           ============    ==========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses      $    677,000    $   525,000
Interest payable                              3,050,000      2,598,000
Payable to affiliates                         2,344,000      2,112,000
Deferred rentals                                212,000        202,000
Notes payable                                 6,673,000      6,729,000
Commitments and contingencies                         -              -
                                           ------------    -----------
                                             12,956,000     12,166,000

Partners' deficit:
  Limited partners' deficit, $50,000
   per unit, 4,508 units authorized
   issued and outstanding                    (9,179,000)    (8,366,000)
Less deferred contributions                     (76,000)       (76,000)
                                           ------------    -----------
                                             (9,255,000)    (8,442,000)
General partners' deficit                      (886,000)      (878,000)
                                           ------------    -----------
  Total partners' deficit                   (10,141,000)    (9,320,000)
                                           ------------    -----------

                                           $  2,815,000    $ 2,846,000
                                           ============    ===========


                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                            STATEMENTS OF OPERATIONS

         For the three month periods ended September 30, 1998 and 1997
                                  (Unaudited)

                                              1998          1997
                                          ------------   -----------

REVENUES:

  Slip rentals                             $  195,000     $ 217,000
  RV Park                                     226,000       207,000
  Lease income                                 45,000        45,000
  Restaurant and retail                       374,000       382,000
  Other income                                 32,000        16,000
                                           ----------     ---------

                                              872,000       867,000
                                           ----------     ---------

EXPENSES:

  Cost of operations                          885,000       681,000
  Interest expense                            266,000       218,000
  Depreciation and amortization                32,000        32,000
  Management fees paid to affiliates           44,000        44,000
                                           ----------     ---------

                                            1,227,000       975,000
                                           ----------     ---------

Net loss                                   $ (355,000)    $(108,000)
                                           ==========     =========

Allocation of net loss:
Limited Partners'                          $ (352,000)    $(107,000)
General Partners'                              (3,000)       (1,000)
                                           ----------     ---------

                                           $ (355,000)    $(108,000)
                                           ==========     =========

Limited Partners' net loss
 per unit                                  $   (78.08)    $  (23.74)
                                           ==========     =========


                            See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS

          For the nine month periods ended September 30, 1998 and 1997
                                  (Unaudited)

                                             1998           1997
                                         ------------   ------------

REVENUES:

 Slip rentals                             $  527,000     $  574,000
 RV Park                                     506,000        497,000
 Lease income                                119,000        127,000
 Restaurant and retail                       631,000        805,000
 Other income                                 84,000         65,000
                                          ----------     ----------

                                           1,867,000      2,068,000
                                          ----------     ----------

EXPENSES:

 Cost of operations                        1,781,000      1,859,000
 Interest expense                            717,000        643,000
 Depreciation and amortization                93,000         90,000
 Management fees paid to affiliates           97,000        106,000
                                          ----------     ----------

                                           2,688,000      2,698,000
                                          ----------     ----------

Net loss                                  $ (821,000)    $ (630,000)
                                          ==========     ==========

Allocation of net loss:
Limited Partners'                         $ (813,000)    $ (624,000)
General Partners'                             (8,000)        (6,000)
                                          ----------     ----------

                                          $ (821,000)    $ (630,000)
                                          ==========     ==========

Limited Partners' net loss
 per unit                                 $  (180.35)    $  (138.42)
                                          ==========     ==========


                            See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                            STATEMENTS OF CASH FLOWS

          For the nine month periods ended September 30, 1998 and 1997
                                  (Unaudited)

                                                          1998          1997
                                                       -----------   -----------

Cash flows from operating activities:
  Net loss                                              $(821,000)    $(630,000)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
     Depreciation and amortization                         93,000        90,000
     Decrease (increase) in accounts receivable            20,000       (36,000)
     (Increase) decrease in other assets                  (23,000)       16,000
     Increase (decrease) in accounts payable and
       accrued expenses                                   152,000      (332,000)
     Increase in interest payable, net                    452,000       394,000
     Increase in deferred rentals                          10,000         2,000
                                                        ---------     ---------

Net cash used for operating activities                   (117,000)     (496,000)
                                                        ---------     ---------

Net cash flows used for investing activities:
  Construction in progress and improvements to
   Tower Park Marina                                      (60,000)      (62,000)
                                                        ---------     ---------

Cash flows from financing activities:
  Repayments of notes payable                             (56,000)       (5,000)
  Advances from affiliates, net                           232,000       564,000
                                                        ---------     ---------

Net cash provided by financing activities                 176,000       559,000
                                                        ---------     ---------

Net (decrease) increase in cash                            (1,000)        1,000

Cash at the beginning of period                            15,000        20,000
                                                        ---------     ---------

Cash at the end of period                               $  14,000     $  21,000
                                                        =========     =========


                            See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS
                            FEDERAL INCOME TAX BASIS

                               September 30, 1998
                                  (Unaudited)

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

   Net Realizable Value Reserve
   ----------------------------

   As of September 30, 1998 the Partnership owns Tower Park Marina. Because of continued operating cash flow deficits the Partnership allowed the Chandlers Landing Yacht Club to be sold at a trustee foreclosure sale on February 6, 1996, and allowed the lender to foreclose on the ThunderBoat and Banyan Bay Marinas on September 30, 1996.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998
                                  (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
   ------------------------------------------------------------------
   (CONTINUED)
   -----------

   Net Realizable Value Reserve (continued)
   ----------------------------------------

   A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated realizable value. No addition to this reserve was considered necessary at September 30, 1998 or during 1996 and 1997 since the Partnership believes current cash flows are sufficient to recover the carrying value of the marina.

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

   Cash Distributions
   ------------------

   The General Partners have an interest in Cash Flow from Operations (as defined) and Cash from Sales or Refinancings (as defined). No distributions have been made since 1991.

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

                               September 30, 1998
                                  (Unaudited)

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998
                                  (Unaudited)

2. TOWER PARK MARINA
   -----------------

   Tower Park Marina includes the purchase price of the property and related acquisition and closing costs. The Partnership paid an acquisition fee of 6% of the contract purchase price of the property, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $4,000 and $4,000 for the nine months ended September 30, 1998, and for the year ended December 31, 1997, respectively. At September 30, 1998 and December 31, 1997 the investment in Tower Park Marina was comprised of the following:

                                              1998          1997
                                          -----------   -----------
   Land                                     1,040,000     1,040,000
   Buildings                                2,078,000     2,078,000
   Improvements                             2,060,000     2,060,000
   Floating docks                           2,768,000     2,768,000
   Furniture, fixtures and equipment        1,121,000     1,121,000
   Leasehold interest                         941,000       941,000
   Construction in progress                    60,000             -
                                          -----------   -----------
                                           10,068,000    10,008,000

   Less accumulated depreciation and
    amortization                           (5,466,000)   (5,373,000)
                                          -----------   -----------
                                            4,602,000     4,635,000

   Net realizable value reserve            (2,193,000)   (2,193,000)
                                          -----------   -----------

                                          $ 2,409,000   $ 2,442,000
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

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998
                                  (Unaudited)

3. NOTES PAYABLE
   -------------

   Notes payable at September 30, 1998 and December 31, 1997 consist of the following:

                                                    1998          1997
                                                 ----------    ----------
   Note payable to an individual, bearing
   interest at 11% per annum, secured by
   deed of trust on Tower Park Marina, due
   on February 28, 1999                          $6,665,000    $6,715,000

   Other                                              8,000        14,000
                                                 ----------    ----------

                                                 $6,673,000    $6,729,000
                                                 ==========    ==========

   At September 30, 1998 future principal payments are as follows:

          Year
          ----
          1998                                   $        -
          1999                                    6,669,000
          2000                                        4,000
                                                 ----------
                                                 $6,673,000
                                                 ==========

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

                               September 30, 1998
                                  (Unaudited)

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

4. RELATED PARTY TRANSACTIONS
   --------------------------

   The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the nine months ended September 30, 1998 and 1997, were $97,000 and $106,000, respectively.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998
                                  (Unaudited)

4. RELATED PARTY TRANSACTIONS (CONTINUED)
   --------------------------------------

   In connection with funding the Partnership's operating deficits funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.50% at September 30, 1998). Total interest paid or accrued to Westrec for the nine months ended September 30, 1998 and 1997 was $124,000 and $89,000, respectively.

5. COMMITMENTS AND CONTINGENCIES
   -----------------------------

   In September 1994, Mr. Leaman, the prior owner of ThunderBoat and Banyan Bay Marina, filed suit alleging that the Partnership had failed to pay him $1,100,000 of additional compensation relating to the Partnership's purchase of Thunderboat and Banyan Bay Marinas. In connection with the purchase of these properties from Mr. Leaman in 1989, the Partnership entered into an employment agreement that provided that Mr. Leaman would be entitled to earn a bonus, payable over three years. The maximum bonus that Mr. Leaman could have earned was $1,100,000. Mr. Leaman resigned from his employment in less than one year. Mr. Leaman has alleged that the bonus is actually just deferred consideration due from his sale of the properties to the Partnership. This case was settled in October 1998, and reserves of $250,000 have been established to cover the legal fees and settlement costs associated with the case.

   In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Environmental consultants have been engaged to perform sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements.

   The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). The CSLC Lease expires on December 31, 1998, and provides that it may be renewed for two successive periods for 10 years each. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $5,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $31,000 for each of the nine month periods ended September 30, 1998 and 1997.

   Annual minimum lease payments for the year ending December 31, 1998 are $5,000.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                               September 30, 1998
                                  (Unaudited)

   The Partnership's operations for the nine months ended September 30, 1998 consist of Tower Park Marina in the Sacramento San Joaquin Delta near Sacramento, California. As of September 30, 1998, Tower Park Marina had the following occupancies:

                                       Spaces            %
                                     Available       Occupied
                                     ----------      ---------
                   Wet slips             236 (1)       78.4%
                   Dry storage           118           73.7%
                   RV Park               132           78.8%

  (1)  non-transient spaces only

   For the nine months ended September 30, 1998, revenues for Tower Park Marina declined $201,000 to $1,867,000. The decline was primarily due to a $156,000 decrease in restaurant revenues, and a $47,000 decline in slip rentals.
   These declines in revenue are due to a decline in activity at the property and a reduction in the restaurant's hours of operation. Overall the property's net operating income improved $146,000 to $309,000 for the nine months ended September 30, 1998.

   The Partnership's net loss of $821,000 for the nine months ended September 30, 1998 includes $93,000 of depreciation and amortization, a non-cash item, a decline of $188,000 in cash flow over the same period of a year ago. Contributing to the Partnership's net loss was $250,000 in legal fees and settlement costs associated with the Leaman litigation and a $74,000 increase in interest expense.

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

                               September 30, 1998
                                  (Unaudited)

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                           PART II. OTHER INFORMATION
                               September 30, 1998
                                  (Unaudited)

ITEMS 1 through 6 are inapplicable.



                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DATED: November 5, 1998



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