Form 10-K405
period 1998-12-31
TOWER PARK MARINA INVESTORS LP
filed 1999-04-13
CIK 831491

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998 or
                          -----------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____________ to ____________

Commission file number 0-17672
                       -------

                      TOWER PARK MARINA INVESTORS, L.P.,
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership
            (Exact name of registrant as specified in its charter)

                California                             95-4137996
     --------------------------------          ----------------------
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

                     UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----     ------

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

        Registrant's general partners (the "General Partners") were originally Westrec Investors, Inc., (formerly PS Marina Investors, Inc.) a California corporation (the "Corporate General Partner") and B. Wayne Hughes ("Mr. Hughes"). Effective March 1, 1997 Tower Park Marina Operating Corporation, a wholly-owned subsidiary of Westrec Financial, Inc., a California corporation ("Westrec Financial") was substituted for Mr. Hughes. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, Inc., a California corporation ("Westrec Properties"), which is a wholly-owned subsidiary of Westrec Financial. The limited partners of Registrant have no right to participate in the management or conduct of Registrant's business and affairs.

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

        Registrant's principal investment objectives are to (1) preserve and protect Registrant's invested capital; (2) provide cash distributions from property operations; (3) maximize the potential for appreciation in value of Registrant's property; and (4) build up equity through the reduction of mortgage loan on Registrant's property.

        The General Partners or an affiliate supervise the construction of improvements to Registrant's properties.

        As of December 31, 1998 and 1997, Registrant owned one property, known as Tower Park Marina. Reference is made to Item 2 for a summary of information about this property. On September 30, 1996, the Registrant's ThunderBoat and
Banyan Bay Marinas were foreclosed on by the lender on the properties.   On
February 6, 1996, the Registrant's Chandlers Landing Yacht Club was sold at a foreclosure sale to the lender on the property.

        Registrant competes in the operation of its property with other entities, some of which may have greater resources than Registrant. The primary factors upon which competition is based are location, the manner in which the property is managed and marketed, the nature and quality of facilities and rental rates. Registrant's property may encounter competition from other marinas which are located near it, and no assurance can be given that additional competing marinas will not be developed in the vicinity of the property. Affiliates of the General Partners operate a marina in the vicinity of Registrant's marina, and the General Partners or their affiliates may organize future partnerships or other entities to own and operate marinas which may compete with Registrant's property. The General Partners and their affiliates, including in particular WMMI, may also manage marinas owned by unaffiliated third parties which may compete with Registrant's property.

        A portion of the Registrant's Tower Park Marina is operated under a lease with the California State Lands Commission ("CSLC"). Registrant's assignment or sublease of its rights under this agreement would require the consent of the CSLC. An uncured breach of any of the conditions of the CSLC lease would constitute grounds for revocation of the lease. The CSLC lease expired on December 31, 1998, and provides that it may be renewed for two successive periods for ten years each. The Registrant is currently negotiating the terms of its lease extension with the CSLC. There is no assurance that the Registrant will be successful in securing a lease on terms acceptable to the Registrant.

        Marinas are subject to numerous governmental regulations, particularly environmental regulations, such as water pollution and water quality control regulations, and other miscellaneous regulatory requirements. Failure to comply with those regulations would constitute grounds for revocation of the CSLC lease when such failure affects the leased property. Any licensee or subtenant of Registrant is also required to comply with such regulations.

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

        In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Currently, the California Regional Water Quality Control Board has required groundwater sampling and monitoring on a quarterly basis. The Registrant continues to engage environmental consultants to perform the monitoring. At this time, it is not possible to determine the extent of contamination that exists and as such the cost of remediation cannot be estimated.

        Tower Park Marina is also subject to a variety of federal, state and local laws affecting the development or improvement, including laws and regulations relating to environmental factors. Difficulties or failures in obtaining required approvals could delay or prevent any future improvement at the property.

        The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

        There are 28 persons who render service on behalf of Registrant on a full-time basis, and 15 persons who render services on a part-time basis. These persons include managers, assistant managers, relief managers, area managers, restaurant personnel, accounting, administrative and clerical personnel, construction, dock personnel and development and supervision personnel. The persons rendering services on a part-time basis may also render services on behalf of one or more of WMMI, Westrec Financial, other partnerships organized by Westrec Financial and other persons or entities owning properties managed by WMMI.

        The term of Registrant is until the property has been sold and, in any event, not later than December 31, 2038.

ITEM 2. Property.
        --------

        As of December 31, 1998, the Registrant owned Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. Tower Park Marina is situated on 44.5 acres, of which 14 acres are leased from the California State Lands Commission (the "CSLC Lease"). Tower Park Marina improvements and operations currently consist of the following: (a) 188 covered slips contained in 17 covered sheds; (b) 135 open slips; (c) end ties for approximately 18 boats; (d) an R.V. facility containing approximately 388 existing spaces; (e) a gas dock facility; (f) three warehouse buildings utilized as a restaurant and bar, store, boat sales offices, and maintenance shop containing three covered dry boat storage areas with capacity for approximately 75 boats; and (g) additional dry storage areas with capacity for approximately 43 boats. Registrant operates the wet and dry boat storage facilities, the R.V. facility and the gas dock facility. The covered boat slips at Tower Park Marina are typically rented on a month to month basis. Most of the open boat slips and the lineal boat dockage at Tower Park Marina are rented on a monthly, weekly or daily basis. The R.V. facility consists of permanent (rented on an annual basis) R.V. camping and transient R.V. camping. As of April 5, 1999, the permanent wet slip facilities (consisting of 235 slips) were approximately 71.9% leased and the permanent R.V. spaces (consisting of 130 spaces) were approximately 80.0% leased.

        The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $5,000. For the year ended December 31, 1998, rent expense for the CSLC Lease was $33,000.

        The acquisition of Tower Park Marinas was financed through a note secured by a deed of trust secured by the property. This note was purchased by an affiliate of Mr. Hughes, formerly a general partner of the Registrant, in January 1995. The Registrant has entered into an option agreement (which expired on April 10, 1996) to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs. The Registrant entered into a new option agreement effective March 1, 1997, which expired on February 28, 1998. The Registrant paid $50,000 in February 1998 to extend the option period until February 28, 1999, and an additional $50,000 in February 1999 to extend the maturity date until February 28, 2000. The extension payments are applied as a reduction in the principal amount due. The principal and interest outstanding on the note at December 31, 1998 total $9,864,000. In the event the option is exercised, the Registrant will recognize a gain of approximately $8,200,000 from the forgiveness of debt. For additional details see Note (3) of the Notes to Financial Statements included in Item 14(a).

ITEM 3. Legal Proceedings.
        -----------------
        Leaman vs. PS Marina Investors I, et al.
        ----------------------------------------

        In September 1995, Mr. Leaman, the prior owner of ThunderBoat and Banyan Bay Marinas filed suit in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, alleging that the Registrant had failed to pay him $1,100,000 of additional compensation relating to the Registrant's purchase of ThunderBoat and Banyan Bay Marinas. In connection with the purchase of these properties from Mr. Leaman in 1989, the Registrant entered into an employment agreement that provided that Mr. Leaman would be entitled to earn a bonus, payable over three years. The maximum bonus that Mr. Leaman could have earned was $1,100,000. Mr. Leaman resigned from his employment in less than one year. Mr. Leaman alleged that the bonus is actually just deferred compensation due from his sale of the properties to Registrant. The case was settled in October 1998, with the Registrant incurring legal fees and settlement costs totaling $261,000.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

        During 1997 and 1998, WMMI acquired 110 units in the Registrant, representing 2.44% of the outstanding units at an average price of $100 per unit.
        Exclusive of the General Partners' interest in Registrant, as of December 31, 1998, there were approximately 1,012 Unit holders of record.

        Registrant makes quarterly distributions of all "Cash Flow from Operations" and of all "Cash from Sales or Refinancing", subject to the provisions enumerated below. Cash Flow from Operations is the total cash receipts of the Registrant from the operations of the Registrant's business, which includes, but is not limited to, cash receipts from the rental of the Registrant's properties, and which excludes Cash from Sales or Refinancing, less: (i) all operating expenses other than non-cash expenses such as depreciation and amortization; (ii) all principal and interest payments on any loans or advances; (iii) any sums expended for capital improvements or replacements (excluding amounts paid from funds provided by capital contributions); and (iv) a cash reserve for working capital or other purposes, the amount of which shall be determined by the General Partners. Cash from Sales or Refinancing is the net proceeds to Registrant from all sales, exchanges and refinancing of Registrant's properties, less payment of indebtedness relating to such properties and adequate cash reserves from such net proceeds for other obligations of Registrant for which there is no provision; however, Cash from Sales or Refinancing does not include any proceeds reinvested in properties.

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

(In thousands of dollars, except per unit information)
-------------------------------------------------------------------------------------------------


For the Year                         1998          1997         1996        1995         1994
-------------------------------------------------------------------------------------------------

Revenues                           $  2,312     $  2,538     $ 3,318    $    2,380    $  2,340
                                   ========     ========     =======    ==========    ========

Net loss                           $ (1,111)    $   (860)    $  (145)   $  (10,934)   $ (2,662)
                                   ========     ========     =======    ==========    ========

Limited Partners'
  share                              (1,100)        (851)       (144)      (10,825)     (2,437)

General Partners'
  share                                 (11)          (9)         (1)         (109)        (25)

Limited Partners'
  per unit data(1)

     Net Loss                      $(244.01)    $(188.78)    $(31.94)   $(2,401.29)   $(540.59)

     Cash Distributions                   -            -           -             -           -
-------------------------------------------------------------------------------------------------

As of December 31,                   1998          1997         1996        1995         1994
-------------------------------------------------------------------------------------------------

Total assets                       $  2,930     $  2,846     $ 2,874    $    5,550    $ 15,550
                                   ========     ========     =======    ==========    ========
Mortgage notes
  payable                          $  6,670     $  6,729     $ 6,736    $    9,286    $  9,385
                                   ========     ========     =======    ==========    ========

______________________

(1) Per unit data is based on the weighted average number of Units outstanding during each year, 4,508.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

        In August 1988 the Registrant commenced an offering of up to 12,000 units of limited partnership interest to the public. The offering was terminated on November 27, 1989 after the sale of 4,508 units.

        Tower Park Marina was purchased in February 1988 and as of December 31, 1998, $10,109,000 had been incurred in capital costs associated with its acquisition and subsequent improvement. Chandlers Landing Marina was purchased in September 1988 and foreclosed on February 1, 1994. In July 1991, the adjacent Chandlers Landing Yacht Club was purchased and subsequently foreclosed on February 6, 1996. ThunderBoat Marina and Banyan Bay Marina were purchased in November 1989 and subsequently foreclosed on September 30, 1996.

        The operations of the Registrant's marina are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions.

        1998 Compared to 1997
        ---------------------

        For the year ended December 31, 1998, the Registrant incurred a cash flow deficit of $987,000 (net loss plus depreciation and amortization), a decline of $243,000 over the $744,000 deficit incurred in 1997. The decline is attributable to the legal fees and settlement costs associated with the Leaman litigation (see Item 3 above). Included in the cash flow deficit was $601,000 of interest on the Tower Park note payable which was accrued but not paid, and would be forgiven, if and when, the option agreement with Mr. Hughes is exercised. The balance of the cash flow deficit was covered through operating cash flow generated by Tower Park Marina and to a greater extent through advances from the General Partner.

        For the year ended December 31, 1998, the net operating cash flow (cash flow before debt service) for Tower Park was $312,000 compared to $160,000 in 1997. Tower Park Marina's slip rental revenues declined $52,000 to $688,000 in 1998, which management believes is attributable to the very wet spring caused by El Nino.

        During late 1997, management implemented a program to reduce the operating hours of the restaurant at Tower Park Marina in order to increase its overall profitability. The reduced level of operations resulted in a $164,000 decline in revenues in 1998 to $391,000, with net operating income from the restaurant improving $49,000 to $21,000.

        RV park revenues increased $11,000 to $625,000 in 1998, due to a slight increase in rates.

        Retail store revenues declined $19,000 to $344,000, however, net operating income from retail sales increased $8,000 to $76,000 in 1998.

        Lease and other income remained relatively stable in 1998.

        Cost of operations declined only $4,000. However, this decline reflects $261,000 paid in legal fees and settlement costs on the Leaman litigation. Excluding this item, operating costs declined $265,000. The decline in Tower Park's operating costs is comprised of $213,000 in cost reductions associated with the reduced hours of operation at the restaurant and $74,000 of administrative cost reductions.

        Interest expense increased $32,000, as a result of higher balances being due to affiliates. The effect of the higher balances being payable to affiliates were partially offset by lower interest rates.

        Depreciation and amortization increased slightly in 1998 due to the amortization of new improvements at Tower Park Marina.

        Management fees declined $11,000 in 1998 due to the decline in Tower Park Marina's revenues.

        1997 Compared to 1996
        ---------------------

        For the year ended December 31, 1997, the Registrant incurred a cash flow deficit of $744,000 (net loss plus depreciation and amortization), an improvement of $74,000 over the $818,000 deficit incurred in 1996. The improvement was due to the loss of Chandlers Landing Yacht Club, ThunderBoat and Banyan Bay Marinas in 1996. Included in the cash flow deficit was $552,000 of interest on the Tower Park note payable which was accrued but not paid, and would be forgiven, if and when, the option agreement with Mr. Hughes is exercised. The balance of the cash flow deficit was covered through operating cash flow generated by Tower Park Marina and to a greater extent through advances from the General Partner.

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

        Liquidity and Capital Resources
        -------------------------------

        Since its inception in 1988 the Registrant has operated at a deficit. These deficits have been partially covered by advances from the General Partners ($2,770,000 through December 31, 1998) and cash reserves. In addition, the Registrant discontinued making debt service payments on substantially all of its notes payable.

        No payments have been made on the note payable secured by Tower Park Marina since September 1991. During 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("the RTC"), to restructure or otherwise settle the note. In February 1994, the RTC foreclosed on Chandlers Landing Marina (also collateral for the note) by bidding $2,038,000 of its note at the foreclosure sale. In January 1995, the RTC sold the note to a third party. The note was then purchased by an affiliate of Mr. Hughes. The Registrant entered into an option agreement to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs, which expired on April 10, 1996. In connection with the substitution of a new general partner for Mr. Hughes, the option agreement was extended until February 28, 1998. Registrant paid $50,000 in February 1998 to extend the option period until February 28, 1999 and an additional $50,000 in February 1999 to extend the option period until February 28, 2000 (see Item 3 above for additional details). Both extension payments have been applied as a reduction to the principal amounts due.

        Registrant's ability to continue to operate through 1999 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations, continued advances from the general partners and the ability to refinance Tower Park Marina in order to exercise the rights under the option agreement. There can be no assurance that these conditions will be met or that the Registrant will be able to continue as a going concern.

        Impact of Year 2000
        -------------------

        The computer programs used to process the Registrant's property and Partnership activity use only two digits to identify the year, rather than four. As a result, these computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activity. However, because of the nature of the real estate business, the accounting and other systems are much less sophisticated than other (i.e. banking, financial) industries. The property currently uses a computer to generate customer billings, account receivable agings, general ledgers, accounts payable functions, etc. The current programs would continue to run after December 31, 1999 but would not produce year 2000 compliant results. For example, customer invoices would have the incorrect date (i.e. 1900 instead of 2000). Failure to replace these programs would result in an inconvenience and more labor-intensive procedures, but would not cause the properties' business to shut down. The Registrant does have plans to replace the current accounting software with systems that are able to handle the year 2000 and beyond. This will be completed in conjunction with normal software upgrade at the property, and is targeted for implementation during the summer of 1999. The costs are estimated to be approximately $10,000.

        Certain of the Registrant's other non-computer related systems that may be impacted by the Year 2000 issue, such as security systems, are currently being evaluated, and the Registrant expects the evaluation to be complete by September 1999. The Registrant expects the implementation of any required solutions to be complete in advance of December 31, 1999. The Registrant has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the Registrant's operations.

        The system used in the corporate office for the Registrant to compile information for the Partnership is also not at present year 2000 compliant. There are plans to upgrade this system also during 1999 with one that is year 2000 compliant. It would also be possible to replace this entire system with generic Year 2000 compliant software, if needed temporarily, at a very nominal cost.

        As part of the plan to replace the current computer systems, the Registrant will receive demonstrations of the system and obtain test results to verify that the new systems are year 2000 compliant.

        Because of the nature of the Registrant's business, the majority of customers and suppliers are individuals or small regional businesses. The Registrant has queried its important suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the

Registrant is not aware of any external agent Year 2000 issue that would materially impact the Registrant's results of operations, liquidity, or capital resources. However, the Registrant has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Registrant. The effect of non-compliance by external agents is not determinable.

         The plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. There can be no assurance that the Registrant has identified all potential Year 2000 issues either within the Registrant or at external agents. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. In addition, the impact of the year 2000 issue on governmental entities and utility providers and the resultant impact on the Registrant, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

         The Partnership is exposed to changes in interest rates from its financing arrangement. The Partnership's mortgage note payable bears interest at fixed rate. See Note 3 to the Financial Statements for terms, valuations, and principal maturity of the mortgage note as of December 31, 1998. Based on the option agreement to acquire the mortgage note, its fair value at December 31, 1999 is deemed to be the option price of $1,650,000.

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

          Registrant's general partners are Westrec Investors, Inc. formerly ("PS Marina Investors, Inc.") and Tower Park Marina Operating Corporation (substituted for B. Wayne Hughes in 1997). The Corporate General Partner, acting through its directors and executive officers, is responsible for the day-to-day operations of Registrant. Registrant's properties are managed and operated by Westrec Marina Management, Inc. ("WMMI"), a wholly-owned subsidiary of Westrec Financial.

          The names and ages of all directors and executive officers of the Corporate General Partner, and the executive officer of WMMI who performs significant policy-making or operational functions for Registrant, the offices held by each of them, the dates of their elections to such offices, and their business experience during the past five years are set forth below.

                                   Office and Date           Business Experience
Name                  Age            of Election             During Past 5 Years
-------               ---          ---------------           -------------------
Michael M. Sachs      57           President and Director    Mr. Sachs has been President,
                                   of the Corporate          Secretary and Director of
                                   General Partner (1990)    Westrec Financial and
                                   and of Tower Park         President of Westrec
                                   Operating Corporation     Properties (1990).
                                   (1997)                    Vice-President, Secretary and
                                                             Director of WMMI (1987).  Mr.
                                                             Sachs has been a Director,
                                                             President, and Treasurer of
                                                             MVL (1987)  He is also
                                                             director of MMI Medical,
                                                             Inc., a company that offers
                                                             health care providers
                                                             diagnostic imaging services,
                                                             and is a director of New
                                                             Century Financial
                                                             Corporation, a residential
                                                             mortgage brokerage, since its
                                                             inception in 1995.

Jeffrey K. Ellis      38           Vice President (1990)     Mr. Ellis is also Vice
                                   and Chief Financial       President (1990) and Chief
                                   Officer (1996) of the     Financial Officer (1996) for
                                   Corporate General         Westrec Financial, Inc.,
                                   Partner and Vice          Westrec Properties, Inc. and
                                   President and Chief       Westrec Marina Management,
                                   Financial Officer of      Inc.
                                   Tower Park Operating
                                   Corporation (1997).

William W. Anderson   50           Director of Westrec       Mr. Anderson is also the
                                   Investors, Inc. (1990)    President (1990) and Director
                                   and of Tower Park         (1995) of Westrec Marina
                                   Operating Corporation     Management, Inc. and is a
                                   (1997).                   Director of Westrec
                                                             Financial, Inc. (1996) and
                                                             Westrec Properties, Inc.
                                                             (1996).

        Pursuant to Articles 16 and 17 of Registrant's Partnership Agreement, a copy of which is included in Registrant's prospectus included in SEC Registration No. 33-21021, each of the general partners continues to serve until
(i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

        Each director of the General Partners serves until he resigns or is removed from office by Westrec Properties or Westrec Financial, and may resign or be removed from office at any time with or without cause. Each officer of the General Partner serves until he resigns or is removed by the board of directors of the Corporate General Partner. Any such officer may resign or be removed from office at any time with or without cause. No such officer was selected as such pursuant to any arrangement or understanding between such officer and any other person.

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

        To the Registrant's knowledge, based solely on review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Registrant were complied with.

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

          (b) Registrant has no officers or directors.

          As of December 31, 1998, the General Partners have contributed $1,000 to the capital of Registrant. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of Registrant. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties.

          Westrec Financial (which may be deemed a parent of Registrant) has two classes of stock outstanding, common stock and Convertible Participating Preferred Stock (the "Preferred Stock") which votes together with the common stock, except for the election of directors. Michael M. Sachs, an officer and director of Westrec Financial and the Corporate General Partner owns 85% of the common stock of Westrec Financial. As of December 31, 1998 there was no preferred stock outstanding.

          During 1997 and 1998, WMMI acquired 110 units in the Registrant, representing 2.44% of the outstanding units.

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

ITEM 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          Registrant's prospectus included in SEC Registration Statement No. 33-21021 provides that the General Partners and their affiliates are entitled to the following compensation:

          1. Acquisition and Development Fees to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for Registrant, in an amount equal to 6% of the purchase price or the cost of construction of the properties. Cumulative Acquisition and Development Fees paid to the General Partners and their affiliates through December 31, 1998 totaled $1,586,000, ($6,000 of which was paid in 1998).

          2. Loan Brokerage Fee to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 1998 totaled $71,000 (none of which was paid in 1998).

          3. The Corporate General Partner made advances to Registrant during 1996, 1997 and 1998 to cover operating deficits and capital expenditures. At December 31, 1998, these advances totaled $2,770,000 and accrue interest at prime plus 1% (8.75% at December 31, 1998). Interest paid or accrued to the Corporate General Partner for 1998 totaled $166,000.

          4. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General

Partners have agreed to reduce their share of any future distributions to 1%. No such distributions were made during 1998 and none are expected in 1999.

          Registrant and WMMI, a subsidiary of Westrec Financial, have entered into management agreements, a copy of the form of which is included as an exhibit to Registrant's Registration Statement, SEC Registration Statement No. 33-21021. Under the terms of those agreements, WMMI will receive as compensation for its management services a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the "Gross Revenue" from operations of the properties and (ii) 6% of the Net Sales Revenue from operations of the properties. The term "Gross Revenue" means all receipts (net of security deposits returned to the tenants) of Registrant from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term "Net Sales Revenue" means all receipts of Registrant from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of Registrant). The management fee will cover, without additional expense to Registrant, the time WMMI's executive officers expend on project management and WMMI's overhead costs such as its expenses for rent, utilities and servicing of Registrant's accounts payable. During 1998, $121,000 was paid or accrued by Registrant to WMMI pursuant to the management agreements.

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

          (b) No reports on Form 8-K were filed in the fourth quarter of 1998.

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

                                       TOWER PARK MARINA INVESTORS, L.P.,
                                       (formerly PS MARINA INVESTORS I),
                                       a California Limited Partnership

Dated:  April 8, 1999             By:  Westrec Investors, Inc.,
                                       ------------------------
                                       (formerly PS MARINA INVESTORS, INC.)
                                       ------------------------------------
                                       General Partner


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

 Signature                                    Capacity                          Date
------------                                  --------                          ----
Michael M. Sachs                    President, Secretary and Director of    April 8, 1999
----------------                    Westrec Investors, Inc., the
Michael M. Sachs                    Corporate General Partner of the
                                    Registrant (principal executive
                                    officer)


William W. Anderson                 Director of Westrec Investors, Inc.,    April 8, 1999
-------------------                 the Corporate General Partner of the
William W. Anderson                 Registrant.


Jeffrey K. Ellis                    Vice President and Chief Financial      April 8, 1999
----------------                    Officer of Westrec Investors, Inc.,
Jeffrey K. Ellis                    the Corporate General Partner of the
                                    Registrant (principal financial
                                    officer and principal accounting
                                    officer)

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

     (27) Financial Data Schedule.

                      TOWER PARK MARINA INVESTORS, L.P.,
                       (formerly PS MARINA INVESTORS I)
                       a California Limited Partnership

        Index to Financial Statements and Financial Statement Schedules
                                 (Item 14 (a))

                                                              Page
                                                              Reference
                                                              ---------
Report of Ernst & Young LLP, Independent Auditors                   F-1

Balance Sheets at December 31, 1998 and 1997                        F-2

Statements of Operations for the year ended
 December 31, 1998, 1997 and 1996                                   F-3

Statements of Partners' Deficit for the year
 ended December 31, 1998, 1997 and 1996                             F-4

Statements of Cash Flows for the year ended
 December 31, 1998, 1997 and 1996                                   F-5

Notes to Financial Statements                               F-6 to F-12


Schedules for the year ended December 31, 1998, 1997 and 1996

III - Real Estate and Accumulated Depreciation             F-13 to F-14

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

                        REPORT OF INDEPENDENT AUDITORS

The Partners
Tower Park Marina Investors, L.P.,
(formerly PS Marina Investors I),
a California Limited Partnership

We have audited the accompanying balance sheets of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the accompanying index at Item 14 (a). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth thereon.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 2, 3 and 5, the Partnership's property is not generating a satisfactory level of cash flow and cash flow projections do not indicate significant improvement in the near term in order for the Partnership to exercise the option to purchase the note payable secured by the Partnership's marina facility. Further, the Partnership is in the process of negotiating the land lease on the marina facility and there is no assurance that the Partnership will be successful in securing a lease on terms acceptable to the Partnership. These circumstances raise substantial doubt about the Partnership's ability to recover the carrying value of its assets (notwithstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.



                                      Ernst and Young LLP
Los Angeles, California
April 8, 1999

                       TOWER PARK MARINA INVESTORS, L.P.
                       (formerly PS MARINA INVESTORS I)
                       a California Limited Partnership

                                BALANCE SHEETS

                                                          December 31,
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------
ASSETS
------

Cash                                              $     25,000    $    15,000
Accounts receivable                                    211,000        163,000
Tower Park Marina, net                               2,419,000      2,442,000
Other assets, net                                      275,000        226,000
                                                  ------------    -----------

                                                  $  2,930,000    $ 2,846,000
                                                  ============    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Accounts payable and accrued expenses             $    525,000    $   525,000
Interest payable                                     3,199,000      2,598,000
Payable to affiliates                                2,770,000      2,112,000
Deferred rentals                                       197,000        202,000
Notes payable                                        6,670,000      6,729,000
Commitments and contingencies                              -              -
                                                  ------------    -----------

                                                    13,361,000     12,166,000

Partners' deficit:
  Limited partners' deficit, $5,000
    per unit, 4,508 units authorized, issued
    and outstanding                                 (9,466,000)    (8,366,000)
  Deferred contributions                               (76,000)       (76,000)
                                                  ------------    -----------
                                                    (9,542,000)    (8,442,000)
  General partners' deficit                           (889,000)      (878,000)
                                                  ------------    -----------
    Total partners' deficit                        (10,431,000)    (9,320,000)
                                                  ------------    -----------

                                                  $  2,930,000    $ 2,846,000
                                                  ============    ===========


                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (formerly PS MARINA INVESTORS I)
                       a California Limited Partnership

                           STATEMENTS OF OPERATIONS

              For the year ended December 31, 1998, 1997 and 1996

                                              1998           1997           1996
                                         --------------   -----------   ------------
Revenues:
   Slip rentals                            $   688,000    $  740,000     $1,127,000
   Restaurant                                  391,000       555,000        831,000
   RV Park                                     625,000       614,000        610,000
   Retail store                                344,000       363,000        400,000
   Lease income                                160,000       186,000        248,000
   Other income                                104,000        80,000        102,000
                                           -----------    ----------     ----------

                                             2,312,000     2,538,000      3,318,000
                                           -----------    ----------     ----------

Expenses:
   Cost of operations                        2,277,000     2,281,000      3,093,000
   Interest expense                            901,000       869,000        870,000
   Depreciation and amortization               124,000       116,000        111,000
   Management fees paid to an
     affiliate                                 121,000       132,000        173,000
                                           -----------    ----------     ----------

                                             3,423,000     3,398,000      4,247,000
                                           -----------    ----------     ----------
Net loss before gain on abandoned
     marina facilities                      (1,111,000)     (860,000)      (929,000)

Gain on abandoned marina facilities                -             -          784,000
                                           -----------    ----------     ----------

Net loss                                   $(1,111,000)   $ (860,000)    $ (145,000)
                                           ===========    ==========     ==========

Allocation of net loss:
Limited Partners'                          $(1,100,000)   $ (851,000)    $ (144,000)

General Partners'                              (11,000)       (9,000)        (1,000)
                                           -----------    ----------     ----------

                                           $(1,111,000)   $ (860,000)    $ (145,000)
                                           ===========    ==========     ==========
Limited Partners' net loss
  per unit                                 $   (244.01)   $  (188.78)    $   (31.94)
                                           ===========    ==========     ==========



                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                        STATEMENTS OF PARTNERS' DEFICIT

              For the year ended December 31, 1998, 1997 and 1996

                                       General       Limited
                                      Partners      Partners         Total
                                   -------------  ------------   -------------
Balances at December 31, 1995       $(868,000)    $(7,447,000)    $ (8,315,000)

Net loss                               (1,000)       (144,000)        (145,000)
                                    ---------     -----------     ------------

Balances at December 31, 1996        (869,000)     (7,591,000)      (8,460,000)

Net loss                               (9,000)       (851,000)        (860,000)
                                    ---------     -----------     ------------

Balances at December 1997            (878,000)     (8,442,000)      (9,320,000)

Net loss                              (11,000)     (1,100,000)      (1,111,000)
                                    ---------     -----------     ------------

Balances at December 31, 1998       $(889,000)    $(9,542,000)    $(10,431,000)
                                    =========     ===========     ============


                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (formerly PS MARINA INVESTORS I)
                       a California Limited Partnership

                           STATEMENTS OF CASH FLOWS

              For the year ended December 31, 1998, 1997 and 1996

                                                           1998           1997          1996
                                                       -------------   -----------   -----------
Cash flows from operating activities:
    Net loss                                            $(1,111,000)    $(860,000)    $(145,000)
    Adjustments to reconcile net loss to net cash
        used for operating activities:
      Depreciation and amortization                         124,000       116,000       111,000
      Gain on abandoned marina facilities                         -             -      (784,000)
      Increase in accounts receivable                       (48,000)      (28,000)      (55,000)
      (Increase) decrease in other assets                   (49,000)       10,000       (78,000)
      Decrease in accounts payable
           and accrued expenses                                   -      (220,000)      (12,000)
      Increase in interest payable, net                     601,000       552,000       718,000
      (Decrease) increase in deferred rentals                (5,000)      (24,000)      115,000
                                                        -----------     ---------     ---------

Cash flow used for operating activities                    (488,000)     (454,000)     (130,000)
                                                        -----------     ---------     ---------

Cash flow used for investing activities:
    Construction in progress and improvements
        to marina facilities                               (101,000)      (75,000)      (65,000)
                                                        -----------     ---------     ---------

Cash flows from financing activities:
    (Repayments on) proceeds from notes payable             (59,000)       (7,000)        7,000
    Advances from affiliates, net                           658,000       531,000       182,000
                                                        -----------     ---------     ---------

Net cash provided by financing activities                   599,000       524,000       189,000
                                                        -----------     ---------     ---------

Net increase (decrease) in cash                              10,000        (5,000)       (6,000)

Cash at the beginning of year                                15,000        20,000        26,000
                                                        -----------     ---------     ---------

Cash at the end of year                                 $    25,000     $  15,000     $  20,000
                                                        ===========     =========     =========


                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (formerly PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

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

     Certain prior year amounts in the Partnership's financial statements have been restated to conform with the 1998 presentation.

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

                               December 31, 1998

1.   Summary of Significant Accounting Policies and Partnership Matters
     ------------------------------------------------------------------
     (continued)
     -----------

     Net Realizable Value Reserve
     ----------------------------

     As of December 31, 1998 the Partnership owns Tower Park Marina. Because of continued operating cash flow deficits, the Partnership allowed the Chandlers Landing Yacht Club to be sold at a trustee foreclosure sale on February 6, 1996, and allowed the lender to foreclose on the ThunderBoat and Banyan Bay Marinas on September 30, 1996. Due to the pending foreclosure, a net realizable value reserve of $6,851,000 (including a reserve for miscellaneous assets of $110,000) was established at December 31, 1995.

     A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated realizable value. No addition to this reserve was considered necessary at December 31, 1998, 1997 and 1996 since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina.

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

     Cash Distributions
     ------------------

     The General Partners interest in Cash Flow from Operations (as defined) and Cash from Sales or Refinancings (as defined) is 1%.

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

                               December 31, 1998

1.   Summary of Significant Accounting Policies and Partnership Matters
     ------------------------------------------------------------------
     (continued)
     -----------

     Earnings Per Unit
     -----------------

     Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the period; 4,508.

     Tower Park Marina
     -----------------

     Tower Park Marina is stated at cost to the Partnership less a net realizable value reserve. Depreciation is calculated on a straight-line basis. Depreciable lives for the major asset categories are as follows:

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

     Segment Reporting
     -----------------

     Effective January 1, 1998, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As management views the Partnership as operating in a single business segment as described in Note 1, the adoption of Statement No. 131 did not result in additional disclosure of segment information.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (formerly PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

2.   Tower Park Marina
     -----------------

     Tower Park Marina, located in the Sacramento - San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $6,000 and $4,000 for the year ended December 31, 1998 and 1997, respectively. At December 31, Tower Park Marina comprised the following:

                                                1998           1997
                                            ------------   ------------
     Land                                   $ 1,040,000    $ 1,040,000
     Buildings                                2,103,000      2,078,000
     Improvements                             2,083,000      2,060,000
     Floating docks                           2,796,000      2,768,000
     Furniture, fixtures and equipment        1,146,000      1,121,000
     Leasehold interest                         941,000        941,000
                                            -----------    -----------
                                             10,109,000     10,008,000
     Less accumulated depreciation
      and amortization                       (5,497,000)    (5,373,000)
                                            -----------    -----------
                                              4,612,000      4,635,000

     Net realizable value reserve            (2,193,000)    (2,193,000)
                                            -----------    -----------

                                            $ 2,419,000    $ 2,442,000
                                            ===========    ===========

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       (formerly PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

2.   Tower Park Marina (continued)
     -----------------------------

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

3.   Notes Payable
     -------------

     Notes payable at December 31, consist of the following:

                                                        1998        1997
                                                    -----------  -----------
     Note payable to an individual, bearing
     interest at 11% per annum, secured by
     a deed of trust on Tower Park Marina, due
     on February 28, 1999.                          $ 6,665,000  $ 6,715,000


     Other                                                5,000       14,000
                                                    -----------  -----------

                                                    $ 6,670,000  $ 6,729,000
                                                    ===========  ===========

     At December 31, 1998 future principal payments are as follows:

               Year
               ----
               1999                  $ 6,667,000
               2000                        3,000
                                     -----------
                                     $ 6,670,000
                                     ===========

                       TOWER PARK MARINA INVESTORS, L.P.
                       (formerly PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

3.   Notes Payable (continued)
     -------------------------

     No payments have been made on the note secured by Tower Park Marina since September 1991. Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership has entered into an option agreement to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. In connection with the substitution of Tower Park Marina Operating Corporation for Mr. Hughes as General Partner, the affiliate of Mr. Hughes which holds the note, entered into a new option agreement with the Partnership, which allows the Partnership to purchase the note secured by Tower Park Marina, for the affiliate's cost, $1,700,000, plus $68,000 of accrued unpaid interest. As of December 31, 1998, the note was reflected on the Partnership's balance sheet at its face value of $6,665,000 with an additional $3,199,000 being shown as accrued unpaid interest (based on the option agreement to acquire the note, its fair value is deemed to be the option price of $1,650,000). The option was initially for a one-year period expiring on February 28, 1998. The Partnership extended the option agreement for one year in February 1998 by paying the affiliate $50,000, which was applied as a reduction in the principal amount due. The Partnership extended the option agreement for one additional year by making an additional $50,000 principal payment in February 1999. In the event the option is exercised, the Partnership will recognize a gain of approximately $8,200,000 from the forgiveness of debt.

     The Partnership's ability to continue as a going concern is dependent upon their ability to exercise their option on the note secured by Tower Park Marina and improved operational cash flow. The Partnership is currently in the final stages of completing the refinancing of Tower Park Marina. The Partnership has received a commitment letter from a financial institution to finance up to $2 million. Before closing the refinance, the lease extension on Tower Park (see Note 5) needs to be completed. Management anticipates the refinancing to be completed by June 30, 1999. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

4.   Related Party Transactions
     --------------------------

     The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marinas' monthly gross revenues (as defined). Management fees for the year ended December 31, 1998, 1997 and 1996 were $121,000, $132,000 and $173,000, respectively.

                       TOWER PARK MARINA INVESTORS, L.P.
                       (formerly PS MARINA INVESTORS I)
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

4.   Related Party Transactions (continued)
     --------------------------------------

     In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (8.75% at December 31, 1998). Total interest paid or accrued to Westrec for the year ended December 31, 1998, 1997, and 1996 was $166,000, 122,000 and $92,000, respectively.

5.   Commitments and Contingencies
     -----------------------------

     In September 1994, Mr. Leaman, the prior owner of ThunderBoat and Banyan Bay Marinas, filed suit alleging that the Partnership had failed to pay him $1,100,000 of additional consideration relating to the Partnership's purchase of ThunderBoat and Banyan Bay Marinas. In connection with the purchase of these properties from Mr. Leaman in 1989, the Partnership entered into an employment agreement that provided that Mr. Leaman would be entitled to earn a bonus, payable over three years. The maximum bonus that Mr. Leaman could have earned was $1,100,000. Mr. Leaman resigned from his employment in less than one year. Mr. Leaman has alleged that the bonus was intended to be deferred consideration due from his sale of the properties to the Partnership. This case was settled in October 1998 with the Partnership incurring legal fees and settlement costs totaling $261,000.

     In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Environmental consultants have been engaged to perform sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements.

     The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). The CSLC Lease expired on December 31, 1998, and provides that it may be renewed for two successive periods for 10 years each. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rental of $5,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $33,000, $42,000 and $42,000, respectively, for the year ended December 31, 1998, 1997 and 1996.

     The Partnership is currently negotiating the terms of its lease extension with the CSLC. There is no assurance that the Partnership will be successful in securing a lease on terms acceptable to the Partnership.

                        TOWER PARK MARINA INVESTORS LP
                       a California Limited Partnership

                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                                        Cost
                                                                                      Subsequent
                                                               Initial Cost         to Acquisition
                                                         ------------------------   --------------
  Date                                                                Buildings &    Buildings &
Acquired  Description                    Encumbrances        Land    Improvements    Improvements
--------  ----------------------------   ------------    ----------  ------------    ------------
 02/88    Tower Park                      $6,665,000(A)  $1,040,000  $ 6,213,000     $2,856,000
          Net Realizable Value Reserve

 11/89    ThunderBoat                         (B)         3,432,000    3,502,000        423,000

 11/89    Banyan Bay                          (B)         2,493,000    1,158,000        475,000

 07/91    Chandlers Landing
           Yacht Club                         (C)           279,000      463,000        502,000
                                          ----------     ----------  -----------     ----------

                                          $6,665,000     $7,244,000  $11,336,000     $4,256,000
                                          ==========     ==========  ===========     ==========
                                                Gross Carrying Amount at December 31, 1998
                                         -------------------------------------------------------
  Date                                                Buildings &                    Accumulated
Acquired  Description                       Land      Improvements       Total      Depreciation
--------  ----------------------------   ----------   -------------   -----------   ------------
 02/88    Tower Park                     $1,040,000     $9,069,000    $10,109,000    $5,497,000
          Net Realizable Value Reserve                                 (2,193,000)            0

 11/89    ThunderBoat                             0              0              0             0

 11/89    Banyan Bay                              0              0              0             0

 07/91    Chandlers Landing
          Yacht Club                              0              0              0             0
                                         ----------     ----------    -----------    ----------

                                         $1,040,000     $9,069,000    $ 7,916,000    $5,497,000
                                         ==========     ==========    ===========    ==========

(A)   Does not include interest accrued on this note of $3,199,000.

(B) These properties, which were encumbered by the Registrants $2,000,000 line of credit, were lost to foreclosure on September 30, 1996.

(C) This property, which was encumbered by the $600,000 Citibank note, was lost to foreclosure on February 6, 1996.

                        TOWER PARK MARINA INVESTORS LP
                       a California Limited Partnership

                        SCHEDULE III - REAL ESTATE AND
                     ACCUMULATED DEPRECIATION (continued)


REAL ESTATE RECONCILIATION
                                                 Year Ended December 31,
                                     ----------------------------------------------
                                          1998            1997            1996
                                     --------------  --------------  --------------
Balance at beginning of the year         $7,815,000      $7,740,000     $13,144,000

Construction in progress and
  improvements to facilities
  during the year                           101,000          75,000          60,000

Acquisitions during the year

Deductions during the year                                               (5,464,000)
                                     --------------  --------------  --------------
Balance at the end of the year           $7,916,000      $7,815,000      $7,740,000
                                     ==============  ==============  ==============

ACCUMULATED DEPRECIATION RECONCILIATION
                                                 Year Ended December 31,
                                     ----------------------------------------------
                                          1998            1997            1996
                                     --------------  --------------  --------------
Balance at beginning of the year         $5,373,000      $5,257,000      $8,000,000

Additions during the year:
  Depreciation                              124,000         116,000         111,000

Deductions during the year                                               (2,854,000)
                                     --------------  --------------  --------------
Balance at the end of the year           $5,497,000      $5,373,000      $5,257,000
                                     ==============  ==============  ==============

The aggregate cost for Federal income tax purposes is $10,108,915.