Form 10-Q
period 1999-03-31
TOWER PARK MARINA INVESTORS LP
filed 1999-05-12
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  ___________________________________________

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                  ___________________________________________


For Quarter Ended                                                Commission File
_________________                                                _______________
March 31, 1999                                                    Number 0-17672

                       TOWER PARK MARINA INVESTORS, L.P.,
                        a California Limited Partnership
                        ________________________________
             (Exact name of registrant as specified in its charter)


       California                                              95-4137996
_______________________________                            ___________________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


        16633 Ventura Boulevard, 6/th/ Floor, Encino, California  91436
        _______________________________________________________________
            (Address of principal executive offices)     (Zip Code)

Registrant's phone number, including area code:    (818) 907-0400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                     X
                  _______                              ______
                    Yes                                  No

                                     INDEX
                                     -----

PART I.            FINANCIAL INFORMATION                          PAGE REFERENCE


             Balance Sheets at March 31, 1999 and
              December 31, 1998                                           2

             Statements of Operations for the three month
              periods ended March 31, 1999 and 1998                       3

             Statements of Cash Flows for the three month
              periods ended March 31, 1999 and 1998                       4

             Notes to Financial Statements                             5-11

             Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                              12-13


PART II.           OTHER INFORMATION                                     14

                       TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                                 BALANCE SHEETS

                                             March 31,    December 31,
                                               1999           1998
                                            -----------   -------------
                                            (Unaudited)
ASSETS
------

Cash                                        $      4,000     $     25,000
Accounts receivable                              193,000          211,000
Tower Park Marina, net                         2,395,000        2,419,000
Other assets, net                                313,000          275,000
                                            ------------     ------------

                                            $  2,905,000     $  2,930,000
                                            ============     ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses       $    507,000     $    525,000
Interest payable                               3,347,000        3,199,000
Payable to affiliates                          2,946,000        2,770,000
Deferred rentals                                 178,000          197,000
Notes payable                                  6,618,000        6,670,000
Commitments and contingencies                          -                -
                                            ------------     ------------
                                              13,596,000       13,361,000

Partners' deficit:
  Limited partners' deficit, $50,000
     per unit, 4,508 units authorized
     issued and outstanding                   (9,723,000)      (9,466,000)
Less deferred contributions                      (76,000)         (76,000)
                                            ------------     ------------
                                              (9,799,000)      (9,542,000)
General partners' deficit                       (892,000)        (889,000)
                                            ------------     ------------
  Total partners' deficit                    (10,691,000)     (10,431,000)
                                            ------------     ------------

                                            $  2,905,000     $  2,930,000
                                            ============     ============


                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                            STATEMENTS OF OPERATIONS

           For the three month periods ended March 31, 1999 and 1998
                                  (Unaudited)

                                                  1999          1998
                                                ---------     ---------
Revenues:

  Slip rentals                                  $ 152,000     $ 160,000
  RV Park                                         118,000       106,000
  Lease income                                     45,000        35,000
  Restaurant and retail                            70,000        51,000
  Other income                                     26,000        16,000
                                                ---------     ---------

                                                  411,000       368,000
                                                ---------     ---------

Expenses:

  Cost of operations                              385,000       348,000
  Interest expense                                230,000       222,000
  Depreciation and amortization                    33,000        31,000
  Management fees paid to affiliates               23,000        21,000
                                                ---------     ---------

                                                  671,000       622,000
                                                ---------     ---------

Net loss                                        $(260,000)    $(254,000)
                                                =========     =========

Allocation of net loss:
Limited Partners'                               $(257,000)    $(251,000)
General Partners'                                  (3,000)       (3,000)
                                                ---------     ---------

                                                $(260,000)    $(254,000)
                                                =========     =========

Limited Partners' net loss
 per unit                                       $  (57.01)    $  (55.68)
                                                =========     =========


                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                            STATEMENTS OF CASH FLOWS

           For the three month periods ended March 31, 1999 and 1998
                                  (Unaudited)

                                                          1999          1998
                                                        ---------     ---------
Cash flows from operating activities:
  Net loss                                              $(260,000)    $(254,000)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
      Depreciation and amortization                        33,000        31,000
      Decrease in accounts receivable                      18,000         6,000
      Increase in other assets                            (38,000)      (20,000)
      (Decrease) increase in accounts payable and
        accrued expenses                                  (18,000)       33,000
      Increase in interest payable, net                   148,000       150,000
      Decrease in deferred rentals                        (19,000)       (8,000)
                                                        ---------     ---------

Net cash used for operating activities                   (136,000)      (62,000)
                                                        ---------     ---------

Net cash used for investing activities:
  Construction in progress and improvements to
     Tower Park Marina                                     (9,000)      (14,000)
                                                        ---------     ---------

Cash flows from financing activities:
  Repayments of notes payable                             (52,000)      (52,000)
  Advances from affiliates, net                           176,000       135,000
                                                        ---------     ---------

Net cash provided by financing activities                 124,000        83,000
                                                        ---------     ---------

Net (decrease) increase in cash                           (21,000)        7,000

Cash at the beginning of period                            25,000        15,000
                                                        ---------     ---------

Cash at the end of period                               $   4,000     $  22,000
                                                        =========     =========


                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS
                            FEDERAL INCOME TAX BASIS

                                 March 31, 1999
                                  (Unaudited)

1. Summary of Significant Accounting Policies and Partnership Matters
   ------------------------------------------------------------------

   Description of the Partnership
   ------------------------------

   Tower Park Marina Investors L.P., (formerly PS Marina Investors I), a California Limited Partnership (the "Partnership"), was organized under the California Revised Limited Partnership Act, pursuant to a Certificate of Limited Partnership filed on January 6, 1988 to acquire, own, and operate and to a lesser extent, develop marina facilities.

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

   Net Realizable Value Reserve
   ----------------------------

   A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated realizable value. No addition to this reserve was considered necessary at March 31, 1999 or during 1996, 1997 and 1998 since the Partnership believes current cash flows are sufficient to recover the carrying value of the marina.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1999
                                  (Unaudited)

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

                                 March 31, 1999
                                  (Unaudited)

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

                       TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999
                                  (Unaudited)

2. Tower Park Marina
   -----------------

   Tower Park Marina includes the purchase price of the property and related acquisition and closing costs. The Partnership paid an acquisition fee of 6% of the contract purchase price of the property, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $1,000 and $6,000 for the three months ended March 31, 1999, and for the year ended December 31, 1998, respectively. At March 31, 1999 and December 31, 1998 the investment in Tower Park Marina was comprised of the following:


                                                1999           1998
                                             -----------    -----------

   Land                                      $ 1,040,000    $ 1,040,000
   Buildings                                   2,103,000      2,103,000
   Improvements                                2,083,000      2,083,000
   Floating docks                              2,796,000      2,796,000
   Furniture, fixtures and equipment           1,146,000      1,146,000
   Leasehold interest                            941,000        941,000
   Construction in progress                        9,000              -
                                             -----------    -----------
                                              10,118,000     10,109,000

   Less accumulated depreciation and
    amortization                              (5,530,000)    (5,497,000)
                                             -----------    -----------
                                               4,588,000      4,612,000

   Net realizable value reserve               (2,193,000)    (2,193,000)
                                             -----------    -----------

                                             $ 2,395,000    $ 2,419,000
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

                       TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999
                                  (Unaudited)

3. Notes Payable
   -------------
   Notes payable at March 31, 1999 and December 31, 1998 consist of the following:


                                                        1999          1998
                                                      ----------    ----------
   Note payable to an individual, bearing
   interest at 11% per annum, secured by
   deed of trust on Tower Park Marina, due
   on February 28, 2000                               $6,615,000    $6,665,000

   Other                                                   3,000         5,000
                                                      ----------    ----------

                                                      $6,618,000    $6,670,000
                                                      ==========    ==========


   At March 31, 1999 future principal payments are as follows:

          Year
          ----
          1999                                        $    3,000
          2000                                         6,615,000
                                                      ----------
                                                      $6,618,000
                                                      ==========

   No payments have been made on the note secured by Tower Park Marina since September 1991. Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner (the "current holder"). The Partnership entered into an option agreement to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. In connection with the substitution of Tower Park Marina Operating Corporation for Mr. Hughes as General Partner, the current holder entered into a new option agreement with the Partnership, which allows the Partnership to purchase the note secured by Tower Park Marina, for the current holder's cost, $1,700,000, plus $68,000 of accrued unpaid interest.

   As of March 31, 1999, the note was reflected on the Partnership's balance sheet at its face value of $6,615,000 with an additional $3,347,000 being shown as accrued unpaid interest (based on the option agreement to acquire the note, its fair value is deemed to be the current option price of $1,600,000). The option was initially for a one-year period expiring on February 28, 1998. The Partnership extended the option agreement for one year in February 1998 by paying the affiliate $50,000, which was applied as a reduction in the principal amount due. The Partnership extended the option agreement for one additional year, until February 28, 2000, by making an additional $50,000 principal payment in February 1999. In the event the option is exercised, the Partnership will recognize a gain of approximately $8,400,000 from the forgiveness of debt.

                       TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999
                                  (Unaudited)

3. Notes Payable (continued)
   -------------------------

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

4. Related Party Transactions
   --------------------------

   The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the three months ended March 31, 1999 and 1998, were $23,000 and $21,000, respectively.

   In connection with funding the Partnership's operating deficits funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (8.75% at March 31, 1999). Total interest paid or accrued to Westrec for the three months ended March 31, 1999 and 1998 was $49,000 and $38,000, respectively.

5. Commitments and Contingencies
   -----------------------------

   In September 1994, Mr. Leaman, the prior owner of ThunderBoat and Banyan Bay Marina, filed suit alleging that the Partnership had failed to pay him $1,100,000 of additional compensation relating to the Partnership's purchase of Thunderboat and Banyan Bay Marinas. In connection with the purchase of these properties from Mr. Leaman in 1989, the Partnership entered into an employment agreement that provided that Mr. Leaman would be entitled to earn a bonus, payable over three years. The maximum bonus that Mr. Leaman could have earned was $1,100,000. Mr. Leaman resigned from his employment in less than one year. Mr. Leaman alleged that the bonus was actually just deferred consideration due from his sale of the properties to the Partnership. This case was settled in October 1998, and reserves of $250,000 have been established to cover the legal fees and settlement costs associated with the case.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999
                                  (Unaudited)

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

   The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). The CSLC Lease expired on December 31, 1998, and provides that it may be renewed for two successive periods for 10 years each. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $5,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $10,000 for the three month period ended March 31, 1999 and 1998.

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

                       TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 March 31, 1999
                                  (Unaudited)

   The revenues and expenses of the Partnership for the three months ended March 31, 1999 are generated from the operations of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California. As of March 31, 1999, Tower Park Marina had the following occupancies:


                                  Spaces         %
                                Available     Occupied
                                ----------------------
                     Wet slips     235(1)        71.5%
                     Dry storage   118           55.9%
                     RV Park       130(1)        79.2%

   (1)  non-transient spaces only

   For the three months ended March 31, 1999, revenues for Tower Park Marina increased $43,000 to $411,000. The increase was primarily due to a $29,000 increase in restaurant revenues, offset by a $8,000 decline in slip rentals. The increase in restaurant revenues is due to a higher level of activity at the property. Overall the property's net operating income remained unchanged at $8,000 for the three months ended March 31, 1999.

   The Partnership's net loss of $260,000 for the three months ended March 31, 1999 includes $33,000 of depreciation and amortization, a non-cash item, a decline of $4,000 in cash flow over the same period a year ago. Contributing to the Partnership's net loss was an $8,000 increase in interest expense, due to increased borrowings from the General Partners.

   By May 31, 1999, the installation of a new launch ramp at Tower Park Marina will be completed at a cost of approximately $150,000. The new ramp will increase the number of boats that can be launched each hour. This increased capacity will allow Tower Park Marina to host several fishing tournaments each year. These new functions should increase every facet of the property's operation.

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 March 31, 1999
                                  (Unaudited)

   From 1991 to 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("the RTC"), to restructure or otherwise settle the note secured by Tower Park Marina. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs. The option agreement originally expired on April 10, 1996, and has been extended until February 28, 2000.

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

                       TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                           PART II. OTHER INFORMATION
                                 March 31, 1999
                                  (Unaudited)

ITEMS 1 through 6 are inapplicable.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DATED: May 10, 1999



                                       TOWER PARK MARINA INVESTORS, L.P.
                                       a California Limited Partnership

                                       BY:  Westrec Investors, Inc.
                                            General Partner


                                       BY:  /s/Jeffrey K. Ellis
                                            -------------------
                                            Jeffrey K. Ellis
                                            Vice President