Form 10-Q
period 1999-06-30
TOWER PARK MARINA INVESTORS LP
filed 1999-08-12
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                       ---------------------------------

For Quarter Ended                                                Commission File
-----------------                                                ---------------
June 30, 1999                                                    Number 0-17672

                      TOWER PARK MARINA INVESTORS, L.P.,
                       a California Limited Partnership
                       --------------------------------
            (Exact name of registrant as specified in its charter)


       California                                            95-4137996
-------------------------------                           -------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)


        16633 Ventura Boulevard, 6/th/ Floor, Encino, California  91436
        ---------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

Registrant's phone number, including area code:    (818) 907-0400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                          X
                      -----------               ---------
                         Yes                       No

                                     INDEX
                                     -----


PART I.        FINANCIAL INFORMATION                       PAGE REFERENCE

       Balance Sheets at June 30, 1999 and
       December 31, 1998                                           2

       Statements of Operations for the three month
       periods ended June 30, 1999 and 1998                        3

       Statements of Operations for the six month
       periods ended June 30, 1999 and 1998                        4

       Statements of Cash Flows for the six month
       periods ended June 30, 1999 and 1998                        5

       Notes to Financial Statements                            6-12

       Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                              13-14

PART II.       OTHER INFORMATION                                  15

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                                BALANCE SHEETS

                                               June 30,     December 31,
                                                 1999           1998
                                              -----------   -------------
                                                     (Unaudited)
ASSETS
------

Cash                                      $       8,000   $     25,000
Accounts receivable                             202,000        211,000
Tower Park Marina, net                        2,431,000      2,419,000
Other assets, net                               387,000        275,000
                                             ----------     ----------

                                             $3,028,000     $2,930,000
                                             ==========     ==========


LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses      $    484,000    $    525,000
Interest payable                              3,497,000       3,199,000
Payable to affiliates                         3,099,000       2,770,000
Deferred rentals                                194,000         197,000
Notes payable                                 6,615,000       6,670,000
Commitments and contingencies                         -               -
                                             ----------      -----------
                                             13,889,000      13,361,000

Partners' deficit:
  Limited partners' deficit, $50,000
     per unit, 4,508 units authorized
     issued and outstanding                  (9,892,000)     (9,466,000)
Less deferred contributions                     (76,000)        (76,000)
                                           ------------    ------------
                                             (9,968,000)     (9,542,000)
General partners' deficit                      (893,000)       (889,000)
                                           ------------    ------------
  Total partners' deficit                   (10,861,000)    (10,431,000)
                                           ------------    ------------

                                           $  3,028,000    $  2,930,000
                                           ============    ============




                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                           STATEMENTS OF OPERATIONS

           For the three month periods ended June 30, 1999 and 1998
                                  (Unaudited)

                                              1999          1998
                                          ------------   -----------

Revenues:

  Slip rentals                              $ 163,000     $ 172,000
  RV Park                                     193,000       174,000
  Lease income                                 47,000        39,000
  Restaurant and retail                       280,000       206,000
  Other income                                 46,000        36,000
                                            ---------     ---------

                                              729,000       627,000
                                            ---------     ---------

Expenses:

  Cost of operations                          573,000       548,000
  Interest expense                            255,000       229,000
  Depreciation and amortization                35,000        30,000
  Management fees paid to affiliates           36,000        32,000
                                            ---------     ---------

                                              899,000       839,000
                                            ---------     ---------

Net loss                                    $(170,000)    $(212,000)
                                            =========     =========

Allocation of net loss:
Limited Partners'                           $(168,000)    $(210,000)
General Partners'                              (2,000)       (2,000)
                                            ---------     ---------
                                          $  (170,000)  $  (212,000)
                                            =========     =========

Limited Partners' net loss
 per unit                                 $    (37.49)   $   (46.58)
                                            =========     =========







                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                           STATEMENTS OF OPERATIONS

            For the six month periods ended June 30, 1999 and 1998
                                  (Unaudited)

                                             1999          1998
                                         ------------   -----------

Revenues:

 Slip rentals                             $  315,000     $ 332,000
 RV Park                                     311,000       280,000
 Lease income                                 92,000        74,000
 Restaurant and retail                       350,000       257,000
 Other income                                 72,000        52,000
                                          ----------     ---------

                                           1,140,000       995,000
                                          ----------     ---------

Expenses:

 Cost of operations                          958,000       896,000
 Interest expense                            485,000       451,000
 Depreciation and amortization                68,000        61,000
 Management fees paid to affiliates           59,000        53,000
                                          ----------     ---------

                                           1,570,000     1,461,000
                                          ----------     ---------

Net loss                                  $ (430,000)    $(466,000)
                                          ==========     =========

Allocation of net loss:
Limited Partners'                         $ (426,000)    $(461,000)
General Partners'                             (4,000)       (5,000)
                                          ----------     ---------

                                          $ (430,000)    $(466,000)
                                          ==========     =========


Limited Partners' net loss
 per unit                                 $   (94.50)    $ (102.68)
                                          ==========     =========



                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                           STATEMENTS OF CASH FLOWS

            For the six month periods ended June 30, 1999 and 1998
                                  (Unaudited)

                                                           1999          1998
                                                        ----------    ---------
Cash flows from operating activities:
  Net loss                                              $(430,000)    $(466,000)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
      Depreciation and amortization                        68,000        61,000
      Decrease (increase) in accounts receivable            9,000        (1,000)
      Increase in other assets                           (112,000)      (58,000)
      (Decrease) increase in accounts payable and
        accrued expenses                                  (41,000)       93,000
      Increase in interest payable, net                   298,000       301,000
      (Decrease) increase in deferred rentals              (3,000)       18,000
                                                        ---------     ---------

Net cash used for operating activities                   (211,000)      (52,000)
                                                        ---------     ---------

Net cash used for investing activities:
  Construction in progress and improvements to
     Tower Park Marina                                    (80,000)      (51,000)
                                                        ---------     ---------

Cash flows from financing activities:
  Repayments of notes payable                             (55,000)      (54,000)
  Advances from affiliates, net                           329,000       164,000
                                                        ---------     ---------

Net cash provided by financing activities                 274,000       110,000
                                                        ---------     ---------

Net (decrease) increase in cash                           (17,000)        7,000

Cash at the beginning of period                            25,000        15,000
                                                        ---------     ---------

Cash at the end of period                               $   8,000     $  22,000
                                                        =========     =========



                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS
                           FEDERAL INCOME TAX BASIS

                                 June 30, 1999
                                  (Unaudited)

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

   Net Realizable Value Reserve
   ----------------------------

   A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated realizable value. No addition to this reserve was considered necessary at June 30, 1999 or during 1998, 1997 and 1996 since the Partnership believes current cash flows are sufficient to recover the carrying value of the marina.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1999
                                  (Unaudited)

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

                                 June 30, 1999
                                  (Unaudited)

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1999
                                  (Unaudited)

2. Tower Park Marina
   -----------------

   Tower Park Marina includes the purchase price of the property and related acquisition and closing costs. The Partnership paid an acquisition fee of 6% of the contract purchase price of the property, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $5,000 and $6,000 for the six months ended June 30, 1999, and for the year ended December 31, 1998, respectively. At June 30, 1999 and December 31, 1998 the investment in Tower Park Marina was comprised of the following:

                                           1999           1998
                                       -----------    -----------

Land                                   $ 1,040,000    $ 1,040,000
Buildings                                2,103,000      2,103,000
Improvements                             2,083,000      2,083,000
Floating docks                           2,796,000      2,796,000
Furniture, fixtures and equipment        1,146,000      1,146,000
Leasehold interest                         941,000        941,000
Construction in progress                    80,000              -
                                       -----------    -----------
                                        10,189,000     10,109,000

Less accumulated depreciation and
 amortization                           (5,565,000)    (5,497,000)
                                       -----------    -----------
                                         4,624,000      4,612,000

Net realizable value reserve            (2,193,000)    (2,193,000)
                                       -----------    -----------

                                       $ 2,431,000    $ 2,419,000
                                       ===========    ===========

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1999
                                  (Unaudited)

3.      Notes Payable
        -------------

   Notes payable at June 30, 1999 and December 31, 1998 consist of the following:

                                                   1999          1998
                                                -----------   -----------
   Note payable to an individual, bearing
   interest at 11% per annum, secured by
   deed of trust on Tower Park Marina, due
   on February 28, 2000                          $6,615,000    $6,665,000

   Other                                                  -         5,000
                                                 ----------   -----------

                                                 $6,615,000    $6,670,000
                                                 ==========   ===========

   Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender on the note secured by Tower Park, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner (the "current holder"). The Partnership entered into an option agreement to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. In connection with the substitution of Tower Park Marina Operating Corporation for Mr. Hughes as General Partner, the current holder entered into a new option agreement with the Partnership, which allows the Partnership to purchase the note secured by Tower Park Marina, for the current holder's cost, $1,700,000, plus $68,000 of accrued unpaid interest.

   As of June 30, 1999, the note was reflected on the Partnership's balance sheet at its face value of $6,615,000 with an additional $3,497,000 being shown as accrued unpaid interest (based on the option agreement to acquire the note, its fair value is deemed to be the current option price of $1,600,000). The option was initially for a one-year period expiring on February 28, 1998. The Partnership extended the option agreement for one year in February 1998 by paying the affiliate $50,000, which was applied as a reduction in the principal amount due. The Partnership extended the option agreement for one additional year, until February 28, 2000, by making an additional $50,000 principal payment in February 1999. On July 1, 1999, the Partnership completed the refinancing of Tower Park and exercised its option to repay the note payable for $1,600,000. As a result, the Partnership will recognize a gain of approximately $8,512,000 from the forgiveness of debt in the third quarter.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1999
                                  (Unaudited)

3. Notes Payable (continued)
   -------------------------

   The new note payable is for an initial amount of $2,000,000, with an additional $500,000 available to make improvements to the property. The loan accrues interest at 9.34% and requires monthly payments of $23,000 for principal and interest. The loan is due on July 1, 2004.

4. Related Party Transactions
   --------------------------

   The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the six months ended June 30, 1999 and 1998, were $59,000 and $53,000, respectively.

   In connection with funding the Partnership's operating deficits funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (8.75% at June 30, 1999). Total interest paid or accrued to Westrec for the six months ended June 30, 1999 and 1998 was $104,000 and $87,000, respectively.

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

                                 June 30, 1999
                                  (Unaudited)

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

   The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). Effective January 1, 1999, the Partnership entered into a new lease with the CSLC for a term of 25 years. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $40,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $20,000 and $21,000 for the six months ended June 30, 1999 and 1998, respectively.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 June 30, 1999
                                  (Unaudited)

   The revenues and expenses of the Partnership for the six months ended June 30, 1999 are generated from the operations of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California. As of June 30, 1999, Tower Park Marina had the following occupancies:

                                      Spaces         %
                                    Available    Occupied
                                    ----------   ---------
                     Wet slips         237 (1)       71.7%
                     Dry storage       119           69.8%
                     RV Park           132 (1)       84.8%

   (1) non-transient spaces only

   For the six months ended June 30, 1999, revenues for Tower Park Marina increased $145,000 to $1,140,000. The increase was primarily due to a $133,000 increase in restaurant revenues, offset by a $17,000 decline in slip rentals and a $31,000 increase in RV parking. The increase in restaurant revenues is due to a higher level of activity at the property. Overall the property's net operating income increased $18,000 to $131,000 for the six months ended June 30, 1999.

   The Partnership's net loss of $430,000 for the six months ended June 30, 1999 includes $68,000 of depreciation and amortization, a non-cash item, an improvement of $43,000 in cash flow over the same period a year ago.

   As of July 15, 1999, the installation of the new launch ramp at Tower Park Marina was completed at a cost of approximately $150,000. The new ramp will increase the number of boats that can be launched each hour and eliminate the labor-intensive method that was required previously. In addition, the increased capacity will allow Tower Park Marina to host several fishing tournaments each year. These new functions should increase every facet of the property's operation.

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 June 30, 1999
                                  (Unaudited)

   From 1991 to 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("the RTC"), to restructure or otherwise settle the note secured by Tower Park Marina. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs. The option agreement was exercised on July 1, 1999 and with the additional capital provided by the refinancing, the Partnership's financial uncertainty should be stabilized.

   Between 1988 and 1998, the Partnership received advances from affiliates of the General Partners. These advances were utilized to acquire properties, make capital improvements to the properties, cover operating deficits, and to a lesser extent, make distributions to the partners.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                          PART II. OTHER INFORMATION
                                 June 30, 1999
                                  (Unaudited)

ITEMS 1 through 6 are inapplicable.



                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DATED: August 9, 1999



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