Form 10-Q
period 1999-09-30
TOWER PARK MARINA INVESTORS LP
filed 1999-11-10
CIK 831491

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                  ------------------------------------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

                  ------------------------------------------


For Quarter Ended                                                Commission File
-----------------                                                ---------------
September 30, 1999                                                Number 0-17672

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


                    X
                --------      --------
                   Yes           No

                                     INDEX
                                     -----

PART I.    FINANCIAL INFORMATION                              PAGE REFERENCE

     Balance Sheets at September 30, 1999 and
       December 31, 1998                                           2

     Statements of Operations for the three month
       periods ended September 30, 1999 and 1998                   3

     Statements of Operations for the nine month
       periods ended September 30, 1999 and 1998                   4

     Statements of Cash Flows for the nine month
       periods ended September 30, 1999 and 1998                   5

     Notes to Financial Statements                              6-12

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                              13-14

PART II.   OTHER INFORMATION                                      15

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                                BALANCE SHEETS


                                            September 30,         December 31,
                                                1999                  1998
                                            -------------         ------------
                                            (Unaudited)
ASSETS
------

Cash                                        $    22,000           $     25,000
Accounts receivable                             142,000                211,000
Inventory                                       193,000                144,000
Tower Park Marina, net                        2,531,000              2,419,000
Deferred loan costs, net                        125,000                      -
Other assets, net                               150,000                131,000
                                           ------------           ------------

                                            $ 3,163,000           $  2,930,000
                                            ===========           ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses       $   411,000           $    525,000
Interest payable                                 16,000              3,199,000
Payable to affiliates                         2,735,000              2,770,000
Deferred rentals                                193,000                197,000
Notes payable                                 2,110,000              6,670,000
Commitments and contingencies                         -                      -
                                            -----------           ------------
                                              5,465,000             13,361,000

Partners' deficit:
  Limited partners' deficit, $50,000
     per unit, 4,508 units authorized
     issued and outstanding                  (1,418,000)            (9,466,000)
  Less deferred contributions                   (76,000)               (76,000)
                                            -----------           ------------
                                             (1,494,000)            (9,542,000)
  General partners' deficit                    (808,000)              (889,000)
                                            -----------           ------------
  Total partners' deficit                    (2,302,000)           (10,431,000)
                                            -----------           ------------

                                            $ 3,163,000           $  2,930,000
                                            ===========           ============


                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                           STATEMENTS OF OPERATIONS

         For the three month periods ended September 30, 1999 and 1998
                                  (Unaudited)


                                                      1999                 1998
                                                   ----------          -----------

Revenues:

  Slip rentals                                     $  196,000          $  195,000
  RV Park                                             252,000             226,000
  Lease income                                         40,000              45,000
  Restaurant and retail                               405,000             374,000
  Other income                                         41,000              32,000
                                                   ----------          ----------

                                                      934,000             872,000
                                                   ----------          ----------

Expenses:

  Cost of operations                                  686,000             885,000
  Interest expense                                    111,000             266,000
  Depreciation and amortization                        48,000              32,000
  Management fees paid to affiliates                   45,000              44,000
                                                   ----------          ----------

                                                      890,000           1,227,000
                                                   ----------          ----------

Net income (loss) before forgiveness of debt           44,000            (355,000)

Forgiveness of debt                                 8,515,000                   -
                                                   ----------          ----------

Net income (loss)                                  $8,559,000          $ (355,000)
                                                   ==========          ==========

Allocation of net income (loss):
Limited Partners'                                  $8,473,000          $ (352,000)
General Partners'                                      86,000              (3,000)
                                                   ----------          ----------

                                                   $8,559,000          $ (355,000)
                                                   ==========          ==========

Limited Partners' net income (loss)
 per unit
                                                   $ 1,879.77          $   (78.08)
                                                   ==========          ==========

                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                           STATEMENTS OF OPERATIONS

         For the nine month periods ended September 30, 1999 and 1998
                                  (Unaudited)


                                              1999          1998
                                           ----------    ----------

Revenues:

  Slip rentals                             $  511,000    $  527,000
  RV Park                                     563,000       506,000
  Lease income                                132,000       119,000
  Restaurant and retail                       755,000       631,000
  Other income                                113,000        84,000
                                           ----------    ----------

                                            2,074,000     1,867,000
                                           ----------    ----------

Expenses:

  Cost of operations                        1,644,000     1,781,000
  Interest expense                            596,000       717,000
  Depreciation and amortization               116,000        93,000
  Management fees paid to affiliates          104,000        97,000
                                           ----------    ----------

                                            2,460,000     2,688,000
                                           ----------    ----------

Net loss before forgiveness of debt          (386,000)     (821,000)

Forgiveness of debt                         8,515,000             -
                                           ----------    ----------

Net income (loss)                           8,129,000      (821,000)
                                           ==========    ==========

Allocation of net income (loss):
Limited Partners'                          $8,048,000    $ (813,000)
General Partners'                              81,000        (8,000)
                                           ----------    ----------

                                           $8,129,000    $ (821,000)
                                           ==========    ==========
Limited Partners' net income (loss)
  per unit                                 $ 1,785.27    $  (180.35)
                                           ==========    ==========



                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                           STATEMENTS OF CASH FLOWS

         For the nine month periods ended September 30, 1999 and 1998
                                  (Unaudited)


                                                             1999           1998
                                                         -----------     ---------
Cash flows from operating activities:
  Net income (loss)                                      $ 8,129,000     $(821,000)
  Adjustments to reconcile net income (loss) to net
   cash used for operating activities:
      Depreciation and amortization                          116,000        93,000
      Forgiveness of debt                                 (8,515,000)            -
      Decrease in accounts receivable                         69,000        20,000
      Increase in inventory                                  (49,000)            -
      Increase in other assets                               (19,000)      (23,000)
      (Decrease) increase in accounts payable and
        accrued expenses                                    (114,000)      152,000
      Increase in interest payable on
        forgiven debt, net                                   301,000       452,000
      Increase in interest payable                            16,000             -
      (Decrease) increase in deferred rentals                 (4,000)       10,000
                                                         -----------     ---------

Net cash used for operating activities                       (70,000)     (117,000)
                                                         -----------     ---------

Net cash used for investing activities:
  Construction in progress and improvements to
     Tower Park Marina                                      (221,000)      (60,000)
                                                         -----------     ---------

Cash flows from financing activities:
  Repayments of notes payable, net                           (45,000)      (56,000)
  (Repayment of) advances from affiliates, net               (35,000)      232,000
  Proceeds from refinancing, net                             500,000             -
  Loan costs                                                (132,000)            -
                                                         -----------     ---------

Net cash provided by financing activities                    288,000       176,000
                                                         -----------     ---------

Net decrease in cash                                          (3,000)       (1,000)

Cash at the beginning of period                               25,000        15,000
                                                         -----------     ---------

Cash at the end of period                                $    22,000     $  14,000
                                                         ===========     =========


                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS
                           FEDERAL INCOME TAX BASIS

                              September 30, 1999
                                  (Unaudited)

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

   Net Realizable Value Reserve
   ----------------------------

   A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated realizable value. No addition to this reserve was considered necessary at September 30, 1999 or during 1998, 1997 and 1996 since the Partnership believes current cash flows are sufficient to recover the carrying value of the marina.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1999
                                  (Unaudited)

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

   Inventory
   ---------

   Inventory is stated at the lower of cost or market. Cost is determined principally under the average cost method.

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

                              September 30, 1999
                                  (Unaudited)

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

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1999
                                  (Unaudited)

2. Tower Park Marina
   -----------------

   Tower Park Marina includes the purchase price of the property and related acquisition and closing costs. The Partnership paid an acquisition fee of 6% of the contract purchase price of the property, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $12,000 and $4,000 for the nine months ended September 30, 1999, and for the year ended December 31, 1998, respectively. At September 30, 1999 and December 31, 1998 the investment in Tower Park Marina was comprised of the following:



                                              1999           1998
                                          -----------    -----------

   Land                                   $ 1,040,000    $ 1,040,000
   Buildings                                2,103,000      2,103,000
   Improvements                             2,083,000      2,083,000
   Floating docks                           2,796,000      2,796,000
   Furniture, fixtures and equipment        1,146,000      1,146,000
   Leasehold interest                         941,000        941,000
   Construction in progress                   221,000              -
                                          -----------    -----------
                                           10,330,000     10,109,000

   Less accumulated depreciation and
     amortization                          (5,606,000)    (5,497,000)
                                          -----------    -----------
                                            4,724,000      4,612,000

   Net realizable value reserve            (2,193,000)    (2,193,000)
                                          ------------    ----------

                                          $ 2,531,000    $ 2,419,000
                                          ===========    ===========

3. Deferred Loan Costs
   -------------------

   Deferred loan costs were paid in connection with the refinancing of the Tower Park loan and are amortized over the term of the loan, five years. Deferred loan costs at September 30, 1999 consist of the following:

                                            1999
                                          --------

   Loan costs                             $132,000
   Less accumulated amortization             7,000
                                         ---------
                                          $125,000
                                          ========

                       TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                  (Unaudited)

4. Notes Payable
   -------------

   Notes payable at September 30, 1999 and December 31, 1998 consist of the following:

                                                   1999          1998
                                                -----------   -----------
   Note payable to an individual, bearing
   interest at 11% per annum, secured by
   deed of trust on Tower Park Marina, due
   on February 28, 2000                          $        -    $6,665,000

   Notes payable secured by Tower Park
   Marina, bearing interest at 9.34% per
   annum due on July 1, 2004                      2,094,000             -

   Other                                             16,000         5,000
                                                 ----------   -----------

                                                 $2,110,000    $6,670,000
                                                 ==========   ===========

   Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender on the note secured by Tower Park, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner (the "current holder"). The Partnership entered into an option agreement to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. In connection with the substitution of Tower Park Marina Operating Corporation for Mr. Hughes as General Partner, the current holder entered into a new option agreement with the Partnership, which allows the Partnership to purchase the note secured by Tower Park Marina, for the current holder's cost.

   As of September 30, 1999, the note was reflected on the Partnership's balance sheet at its face value of $6,615,000 with an additional $3,497,000 being shown as accrued unpaid interest (based on the option agreement to acquire the note, its fair value is deemed to be the current option price of $1,600,000). The option was initially for a one-year period expiring on February 28, 1998. The Partnership extended the option agreement for one year in February 1998 by paying the affiliate $50,000, which was applied as a reduction in the principal amount due. The Partnership extended the option agreement for one additional year, until February 28, 2000, by making an additional $50,000 principal payment in February 1999. On July 1, 1999, the Partnership completed the refinancing of Tower Park and exercised its option to repay the note payable for $1,600,000. As a result, the Partnership recognized a gain of $8,515,000 from the forgiveness of debt.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1999
                                  (Unaudited)

4. Notes Payable (continued)
   -------------------------

   The new note payable was for an initial amount of $2,000,000, with an additional $500,000 available to make improvements to the property. As of September 30, 1999, $100,000 had been borrowed for capital improvements. The loan accrues interest at 9.34% and requires monthly principal and interest payments of $23,000. The loan is due on July 1, 2004.

   Interest paid on these notes for the nine months ended September 30, 1999 and 1998 was $98,000 and $100,000, respectively.

5. Related Party Transactions
   --------------------------

   The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the nine months ended September 30, 1999 and 1998, were $104,000 and $97,000, respectively.

   In connection with funding the Partnership's operating deficits funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.25% at September 30, 1999). Total interest paid or accrued to Westrec for the nine months ended September 30, 1999 and 1998 was $159,000 and $124,000, respectively.

6. Commitments and Contingencies
   -----------------------------

   In September 1994, Mr. Leaman, the prior owner of ThunderBoat and Banyan Bay Marina, filed suit alleging that the Partnership had failed to pay him $1,100,000 of additional compensation relating to the Partnership's purchase of Thunderboat and Banyan Bay Marinas. In connection with the purchase of these properties from Mr. Leaman in 1989, the Partnership entered into an employment agreement that provided that Mr. Leaman would be entitled to earn a bonus, payable over three years. The maximum bonus that Mr. Leaman could have earned was $1,100,000. Mr. Leaman resigned from his employment in less than one year. Mr. Leaman alleged that the bonus was actually just deferred consideration due from his sale of the properties to the Partnership. This case was settled in October 1998, and reserves of $250,000 were established at that time to cover the legal fees and settlement costs associated with the case.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1999
                                  (Unaudited)

6. Commitments and Contingencies (continued)
   -----------------------------------------

   In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Environmental consultants have been engaged to perform sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements.

   The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). Effective January 1, 1999, the Partnership entered into a new lease with the CSLC for a term of 25 years. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $40,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $30,000 and $31,000 for the nine months ended September 30, 1999 and 1998, respectively.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                              September 30, 1999
                                  (Unaudited)

   The revenues and expenses of the Partnership for the nine months ended September 30, 1999 are generated solely from the operations of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California. As of September 30, 1999, Tower Park Marina had the following occupancies:

                                       Spaces         %
                                     Available    Occupied
                                     ---------------------
                     Wet slips         237 (1)       78.5%
                     Dry storage       119           71.4%
                     RV Park           133 (1)       88.7%

   (1)  non-transient spaces only

   For the nine months ended September 30, 1999, revenues for Tower Park Marina increased $207,000 to $2,074,000. The increase was primarily due to a $124,000 increase in restaurant and retail revenues and a $57,000 increase in RV parking. These increases were offset by a $16,000 decline in slip rentals. The increase in restaurant and retail revenues is due to a higher level of activity at the property. Overall the property's net operating income increased $27,000 to $336,000 for the nine months ended September 30, 1999.

   The Partnership's net loss before forgiveness of debt of $386,000 for the nine months ended September 30, 1999 includes $116,000 of depreciation and amortization, a non-cash item, an improvement of $458,000 in cash flow over the same period a year ago. This improvement is primarily the result of successfully refinancing the debt on the property which reduced interest charges for the period of July 1, 1999 to September 30, 1999 by $121,000, improved operating results, and $250,000 of legal fees and settlement costs associated with the Leaman litigation being incurred in 1998.

   As of July 15, 1999, the installation of the new launch ramp at Tower Park Marina was completed at a cost of approximately $150,000. The new ramp has increased the number of boats that can be launched each hour and eliminated the labor-intensive method that was previously used. In addition, the increased capacity will allow Tower Park Marina to host several fishing tournaments each year. These new functions should continue to increase every facet of the property's operation.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                              September 30, 1999
                                  (Unaudited)

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

   From 1991 to 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("the RTC"), to restructure or otherwise settle the note secured by Tower Park Marina. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs. The option agreement was exercised on July 1, 1999 and with the additional capital provided by the refinancing, the Partnership's financial uncertainty has been stabilized.

   Between 1988 and 1998, the Partnership received advances from affiliates of the General Partners. These advances were utilized to acquire properties, make capital improvements to the properties, cover operating deficits, and to a lesser extent, make distributions to the partners.

   The General Partners are currently discussing the possible sale of Tower Park Marina with two different groups. In order for a sale to be consummated, it will require the approval of a majority of the Limited Partners and the completion of the purchaser's due diligence. At the sale prices currently being discussed, the Limited Partners would receive a liquidation distribution between $250 and $500 per unit.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                          PART II. OTHER INFORMATION
                              September 30, 1999
                                  (Unaudited)

ITEMS 1 through 6 are inapplicable.



                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DATED: November 9, 1999



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