Form 10-K405
period 1999-12-31
TOWER PARK MARINA INVESTORS LP
filed 2000-04-14
CIK 831491

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999 or
                          -----------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____________ to ____________

Commission file number 0-17672
                       -------

                      TOWER PARK MARINA INVESTORS, L.P.,
                       (FORMERLY PS MARINA INVESTORS I)
                       a California Limited Partnership
            (Exact name of registrant as specified in its charter)

           California                                      95-4137996
--------------------------------                  -------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

           16633 Ventura Blvd., 6th Floor, Encino, California 91436
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code:  (818) 907-0400
      -------------------------------------------------------------------

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

        Registrant's principal investment objectives are to (1) preserve and protect Registrant's invested capital; (2) provide cash distributions from property operations; (3) maximize the potential for appreciation in value of Registrant's property; and (4) build up equity through the reduction of the mortgage loan on Registrant's property.

        The General Partners or an affiliate supervise the construction of improvements to Registrant's property.

        As of December 31, 1999 and 1998, Registrant owned one property, known as Tower Park Marina. Reference is made to Item 2 for a summary of information about this property. On September 30, 1996, the Registrant's ThunderBoat and
Banyan Bay Marinas were foreclosed on by the lender on the properties.   On
February 6, 1996, the Registrant's Chandlers Landing Yacht Club was sold at a foreclosure sale to the lender on the property.

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

        A portion of the Registrant's Tower Park Marina is operated under a lease with the California State Lands Commission ("CSLC"). Registrant's assignment or sublease of its rights under this agreement would require the consent of the CSLC. An uncured breach of any of the conditions of the CSLC lease would constitute grounds for revocation of the lease. Effective January 1, 1999 the CSLC lease was extended until December 31, 2023.

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

        There are 25 persons who render service on behalf of Registrant on a full-time basis, and 22 persons who render services on a part-time basis. These persons include managers, assistant managers, relief managers, area managers, restaurant personnel, accounting, administrative and clerical personnel, construction, dock personnel and development and supervision personnel. The persons rendering services on a part-time basis may also render services on behalf of one or more of WMMI, Westrec Financial, other partnerships organized by Westrec Financial and other persons or entities owning properties managed by WMMI.

        The term of Registrant is until the property has been sold and, in any event, not later than December 31, 2038.

ITEM 2. Property.
        --------

        As of December 31, 1999, the Registrant owned Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. Tower Park Marina is situated on 44.5 acres, of which 14 acres are leased from the California State Lands Commission (the "CSLC Lease"). Tower Park Marina improvements and operations currently consist of the following: (a) 188 covered slips contained in 17 covered sheds; (b) 135 open slips; (c) end ties for approximately 18 boats; (d) an R.V. facility containing approximately 388 existing spaces; (e) a gas dock facility; (f) three warehouse buildings utilized as a restaurant and bar, store, boat sales offices, and maintenance shop containing three covered dry boat storage areas with capacity for approximately 75 boats; and (g) additional dry storage areas with capacity for approximately 43 boats. Registrant operates the wet and dry boat storage facilities, the R.V. facility and the gas dock facility. The covered boat slips at Tower Park Marina are typically rented on a month to month basis. Most of the open boat slips and the lineal boat dockage at Tower Park Marina are rented on a monthly, weekly or daily basis. The R.V. facility consists of permanent (rented on an annual basis) R.V. camping and transient R.V. camping. As of February 21, 2000, the permanent wet slip facilities (consisting of 238 slips) were approximately 74.4% leased and the permanent R.V. spaces (consisting of 136 spaces) were approximately 87.5% leased.

        The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 1999, rent expense for the CSLC Lease was $40,000.

        The acquisition of Tower Park Marinas was financed through a note secured by a deed of trust secured by the property. This note was purchased by an affiliate of Mr. Hughes, formerly a general partner of the Registrant, in January 1995. The Registrant has entered into an option agreement (which expired on April 10, 1996) to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs. The Registrant entered into a new option agreement effective March 1, 1997, which expired on February 28, 1998. The Registrant paid $50,000 in February 1998 to extend the option period until February 28, 1999, and an additional $50,000 in February 1999 to extend the maturity date until February 28, 2000. The extension payments are applied as a reduction in the principal amount due. The principal and interest outstanding on the note at December 31, 1998 totaled $9,869,000. On July 1, 1999 the Registrant completed the refinancing of Tower Park and exercised its option to repay the note payable for $1,600,000. As a result, the Registrant recognized a gain of $8,515,000 from the forgiveness of debt. For additional details see Note (3) of the Notes to Financial Statements included in Item 14(a).

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

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        No matters were submitted to a vote of security holders during the fourth quarter of 1999.
                              PART II
ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        ---------------------------------------------------------------------
        Registrant has no common stock.

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

        During 1997, 1998 and 1999, WMMI acquired 158 units in the Registrant, representing 3.5% of the outstanding units at an average price of $156 per unit.

        Exclusive of the General Partners' interest in Registrant, as of December 31, 1999, there were approximately 996 Unit holders of record.

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

(In thousands of dollars, except per unit information)
-------------------------------------------------------------------------------------------------
For the Year                           1999           1998        1997        1996          1995
-------------------------------------------------------------------------------------------------
Revenues                          $   2,630       $  2,312    $  2,538     $ 3,318    $    2,380
                                  =========       ========    ========     =======    ==========

Net loss before
  extraordinary item              $    (589)      $ (1,111)   $   (860)    $  (145)   $  (10,934)

Gain on extinguishment of debt        8,515              -           -           -             -
                                  ---------       --------    --------     -------    ----------

Net income (loss)                 $   7,926       $ (1,111)   $   (860)    $  (145)   $  (10,934)
                                  =========       ========    ========     =======    ==========

Limited Partners'
  share                               7,847         (1,100)       (851)       (144)      (10,825)

General Partners'
  share                                  79            (11)         (9)         (1)         (109)

Limited Partners'
  per unit data(1)

    Net loss before
    extraordinary item            $ (129.33)      $(244.01)   $(188.78)    $(31.94)   $(2,401.29)

    Gain on extinguishment
    of debt                       $1,870.01              -           -           -             -
                                  ---------       --------    --------     -------    ----------
    Net income (loss)             $1,740.68       $(244.01)   $(188.78)    $(31.94)   $(2,401.29)
                                  =========       ========    ========     =======    ==========

    Cash Distributions                    -              -           -           -             -
-------------------------------------------------------------------------------------------------
As of December 31,                     1999           1998        1997        1996          1995
-------------------------------------------------------------------------------------------------

Total assets                      $   3,082       $  2,930    $  2,846     $ 2,874    $    5,550
                                  =========       ========    ========     =======    ==========
Mortgage notes
  payable                         $   2,100       $  6,670    $  6,729     $ 6,736    $    9,286
                                  =========       ========    ========     =======    ==========

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

        Tower Park Marina was purchased in February 1988 and as of December 31, 1999, $10,373,000 had been incurred in capital costs associated with its acquisition and subsequent improvement.

        The operations of the Registrant's marina are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions.

        1999 Compared to 1998
        ---------------------

        For the year ended December 31, 1999, the Registrant incurred a cash flow deficit of $434,000 (net loss before forgiveness of debt plus depreciation and amortization), an improvement of $553,000 over the $987,000 deficit incurred in 1998. The improvement is due to the elimination of legal fees and settlement costs associated with the Leaman litigation which was settled in 1998 (see Item 3 above) and a $200,000 decline in interest expense due to the refinancing of Tower Park Marina in July 1999. Included in the cash flow deficit was $301,000 of interest on the Tower Park note payable which was accrued but not paid, and was forgiven when the option agreement with Mr. Hughes was exercised on July 1, 1999. The balance of the cash flow deficit was covered through operating cash flow generated by Tower Park Marina and through advances from the General Partner.

        For the year ended December 31, 1999, the net operating cash flow (cash flow before debt service) for Tower Park was $309,000 compared to $312,000 in 1998. Tower Park Marina's slip rental and dry storage revenues declined $10,000 to $678,000 in 1999, which management believes is attributable to the stabilizing of the rental market.

        During 1999, in response to numerous customer complaints, management implemented a program to increase the operating hours of the restaurant and bar at Tower Park Marina. The increased level of operations resulted in a $99,000 increase in revenues in 1999 to $490,000, with net operating income from the restaurant declining $38,000 to a deficit of $17,000.

        RV park revenues increased $82,000 to $707,000 in 1999, due to higher occupancies and a slight increase in rates.

        Retail store revenues increased $57,000 to $401,000, with, net operating income from retail sales increasing $12,000 to $88,000 in 1999.

        Lease and other income increased $90,000, due primarily to a $16,000 increase in special event revenue, a $7,000 gain on the sale of assets, and a $47,000 increase in lease income.

        Cost of operations declined only $44,000. However, this decline includes $261,000 paid in legal fees and settlement costs in 1998 on the Leaman litigation. Excluding this item, operating costs increased $217,000. The increase in Tower Park's operating costs is comprised of $136,000 in increased costs associated with the higher level of activity at the restaurant and a $65,000 increase in administrative costs.

        Interest expense declined $200,000, which was primarily the net result of a $301,000 decline in interest on the note secured by Tower Park, offset in part by a $71,000 increase in interest paid to affiliates because of higher outstanding balances and increased interest rates.

        Depreciation and amortization increased $31,000 in 1999 due to the amortization of new improvements at Tower Park Marina and the amortization of capitalized financing costs.

        Management fees increased $9,000 in 1999 due to the increased revenues at Tower Park Marina.

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

        Liquidity and Capital Resources
        -------------------------------

        Since its inception in 1988 the Registrant has operated at a deficit. These deficits have been partially covered by advances from the General Partners ($3,162,000 through December 31, 1999) and cash reserves. In addition, the Registrant discontinued making debt service payments on substantially all of its notes payable.

        Between September 1991 and June 1999, no payments were made on the note payable secured by Tower Park Marina. During 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("the RTC"), to restructure or otherwise settle the note. In February 1994, the RTC foreclosed on Chandlers Landing Marina (also collateral for the note) by bidding $2,038,000 of its note at the foreclosure sale. In January 1995, the RTC sold the note to a third party. The note was then purchased by an affiliate of Mr. Hughes. The Registrant entered into an option agreement to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs, which expired on April 10, 1996. In connection with the substitution of a new general partner for Mr. Hughes, the option agreement was extended until February 28, 1998. Registrant paid $50,000 in February 1998 to extend the option period until February 28, 1999 and an additional $50,000 in February 1999 to extend the option period until February 28, 2000 (see Item 3 above for additional details). Both extension payments have been applied as a reduction to the principal amounts due.

        On July 1, 1999 the Registrant completed the refinancing of Tower Park and exercised its option to repay the note payable for $1,600,000. As a result, the Registrant recognized a gain of $8,515,000 from the forgiveness of debt.

        The refinancing allowed the Partnership to repay a significant portion of their liabilities. The new note also provides up to $500,000 ($2,100,000 less $1,600,000 to buy out the original note) for improvements to the property. These improvements are planned for completion by December 31, 2000.

        Registrant's ability to continue to operate through 2000 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the general partners. There can be no assurance that these conditions will be met or that the Registrant will be able to continue as a going concern.

        Impact of Year 2000
        -------------------

        In prior years, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership expensed approximately $13,000 during 1999 in connection with remediating its systems. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

        The Partnership is exposed to changes in interest rates from its financing arrangement with its General Partners. The Partnership's mortgage note payable bears interest at a fixed rate. See Note 3 to the Financial Statements for terms, valuations, and principal maturity of the mortgage note as of December 31, 1999. Based on the market rate of the mortgage note, its fair value at December 31, 1999 is deemed to be $2,085,000.

ITEM 8. Financial Statements and Supplementary Data.
        -------------------------------------------
        Registrant's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 14(a).

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

                                              Office and Date          Business Experience
Name                              Age         of Election              During Past 5 Years
-------                           ---         ---------------          -------------------
Michael M. Sachs                  58         President and Director    Mr. Sachs has been President,
                                             of the Corporate          Secretary and Director of
                                             General Partner (1990)    Westrec Financial and
                                             and of Tower Park         President of Westrec
                                             Operating Corporation     Properties (1990).
                                             (1997)                    Vice-President, Secretary and
                                                                       Director of WMMI (1987).  Mr.
                                                                       Sachs has been a Director,
                                                                       President, and Treasurer of
                                                                       MVL (1987)  He is also
                                                                       director of MMI Medical,
                                                                       Inc., a company that offers
                                                                       health care providers
                                                                       diagnostic imaging services,
                                                                       and is a director of New
                                                                       Century Financial
                                                                       Corporation, a residential
                                                                       mortgage brokerage, since its
                                                                       inception in 1995.

Jeffrey K. Ellis                  39         Vice President (1990)     Mr. Ellis is also Vice
                                             and Chief Financial       President (1990) and Chief
                                             Officer (1996) of the     Financial Officer (1996) for
                                             Corporate General         Westrec Financial, Inc.,
                                             Partner and Vice          Westrec Properties, Inc. and
                                             President and Chief       Westrec Marina Management,
                                             Financial Officer of      Inc.
                                             Tower Park Operating
                                             Corporation (1997).

William W. Anderson               51         Director of Westrec       Mr. Anderson is also the
                                             Investors, Inc. (1990)    President (1990) and Director
                                             and of Tower Park         (1995) of Westrec Marina
                                             Operating Corporation     Management, Inc. and is a
                                             (1997).                   Director of Westrec
                                                                       Financial, Inc. (1996) and
                                                                       Westrec Properties, Inc.
                                                                       (1996).

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

        To the Registrant's knowledge, based solely on review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Registrant were complied with.

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

          As of December 31, 1999, the General Partners have contributed $1,000 to the capital of Registrant. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of Registrant. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties.

          Westrec Financial (which may be deemed a parent of Registrant) has two classes of stock outstanding, common stock and Convertible Participating Preferred Stock (the "Preferred Stock") which votes together with the common stock, except for the election of directors. Michael M. Sachs, an officer and director of Westrec Financial and the Corporate General Partner owns 100% of the common stock of Westrec Financial. As of December 31, 1999 there was no preferred stock outstanding.

          Since 1997, WMMI has acquired 186 units (158 units at December 31,
1999) in the Registrant, representing 4.13% of the outstanding units.

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

ITEM 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          Registrant's prospectus included in SEC Registration Statement No. 33-21021 provides that the General Partners and their affiliates are entitled to the following compensation:

          1. Acquisition and Development Fees to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for Registrant, in an amount equal to 6% of the purchase price or the cost of construction of the properties. Cumulative Acquisition and Development Fees paid to the General Partners and their affiliates through December 31, 1999 totaled $1,601,000, ($15,000 of which was paid in 1999).

          2. Loan Brokerage Fee to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 1999 totaled $96,000 ($25,000 of which was paid in 1999).

          3. The Corporate General Partner made advances to Registrant during 1997, 1998 and 1999 to cover operating deficits and capital expenditures. At December 31, 1999, these advances totaled $3,162,000 and accrue interest at prime plus 1% (9.50% at December 31, 1999). Interest paid or accrued to the Corporate General Partner for 1999 totaled $237,000.

          4. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed to reduce their share of any future distributions to 1%. No such distributions were made during 1999 and none are expected in 2000.

        Registrant and WMMI, a subsidiary of Westrec Financial, have entered into management agreements, a copy of the form of which is included as an exhibit to Registrant's Registration Statement, SEC Registration Statement No. 33-21021. Under the terms of those agreements, WMMI will receive as compensation for its management services a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the "Gross Revenue" from operations of the properties and (ii) 6% of the Net Sales Revenue from operations of the properties. The term "Gross Revenue" means all receipts (net of security deposits returned to the tenants) of Registrant from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term "Net Sales Revenue" means all receipts of Registrant from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of Registrant). The management fee will cover, without additional expense to Registrant, the time WMMI's executive officers expend on project management and WMMI's overhead costs such as its expenses for rent, utilities and servicing of Registrant's accounts payable. During 1999, $130,000 was paid or accrued by Registrant to WMMI pursuant to the management agreements.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------
          (a) List of Documents filed as part of the Report.
              1.   Financial Statements:  See Index to Financial Statements.
              2.   Financial Statement Schedules:  See Index to Financial
                   Statements.
              3.   Exhibits:  See Exhibit Index contained herein.
          (b) No reports on Form 8-K were filed in the fourth quarter of 1999.
          (c) See Exhibit Index contained herein.
          (d) See Index to Financial Statements.

                      TOWER PARK MARINA INVESTORS, L.P.,
                       (formerly PS MARINA INVESTORS I)
                       a California Limited Partnership


        Index to Financial Statements and Financial Statement Schedule
                                 (Item 14 (a))

                                                                      Page
                                                                      Reference
                                                                     -----------

Report of Ernst & Young LLP, Independent Auditors                          F-1

Balance Sheets at December 31, 1999 and 1998                               F-2

Statements of Operations for the year ended
 December 31, 1999, 1998 and 1997                                          F-3

Statements of Partners' Deficit for the year
 ended December 31, 1999, 1998 and 1997                                    F-4

Statements of Cash Flows for the year ended
 December 31, 1999, 1998 and 1997                                          F-5

Notes to Financial Statements                                      F-6 to F-13


Schedule for the year ended December 31, 1999, 1998 and 1997

III - Real Estate and Accumulated Depreciation                    F-14 to F-15


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

                        REPORT OF INDEPENDENT AUDITORS

The Partners
Tower Park Marina Investors, L.P.,
(formerly PS Marina Investors I),
a California Limited Partnership

We have audited the accompanying balance sheets of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the accompanying index at Item 14 (a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth thereon.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 2 and 6, the Partnership's property is not generating a satisfactory level of cash flow and cash flow projections do not indicate significant improvement in the near term. These circumstances raise substantial doubt about the Partnership's ability to recover the carrying value of its assets (notwithstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.



                                      Ernst & Young LLP
Los Angeles, California
March 25, 2000

                       TOWER PARK MARINA INVESTORS, L.P
                       (formerly PS MARINA INVESTORS I)
                       a California Limited Partnership

                                BALANCE SHEETS

                                                          December 31,
                                                  ---------------------------
                                                     1999            1998
                                                  -----------    ------------
ASSETS
------

Cash                                               $   27,000      $   25,000
Accounts receivable                                    97,000         211,000
Tower Park Marina, net                              2,542,000       2,419,000
Other assets, net                                     416,000         275,000
                                                   ----------      ----------

                                                   $3,082,000      $2,930,000
                                                   ==========      ==========


LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses             $   148,000    $    525,000
Interest payable                                       17,000       3,199,000
Payable to affiliates                               3,162,000       2,770,000
Deferred rentals                                      160,000         197,000
Notes payable                                       2,100,000       6,670,000
Commitments and contingencies                               -               -
                                                  -----------    ------------

                                                    5,587,000      13,361,000

Partners' deficit:
  Limited partners' deficit, $5,000
    per unit, 4,508 units authorized, issued
    and outstanding                                (1,619,000)     (9,466,000)
  Deferred contributions                              (76,000)        (76,000)
                                                  -----------    ------------
                                                   (1,695,000)     (9,542,000)
  General partners' deficit                          (810,000)       (889,000)
                                                  -----------    ------------
    Total partners' deficit                        (2,505,000)    (10,431,000)
                                                  -----------    ------------

                                                  $ 3,082,000    $  2,930,000
                                                  ===========    ============



                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS

              For the year ended December 31, 1999, 1998 and 1997


                                             1999            1998           1997
                                         -------------   -------------   -----------
Revenues:
   Slip rentals                            $  678,000     $   688,000    $  740,000
   Restaurant                                 490,000         391,000       555,000
   RV Park                                    707,000         625,000       614,000
   Retail store                               401,000         344,000       363,000
   Lease income                               208,000         160,000       186,000
   Other income                               146,000         104,000        80,000
                                           ----------     -----------    ----------

                                            2,630,000       2,312,000     2,538,000
                                           ----------     -----------    ----------
Expenses:
   Cost of operations                       2,233,000       2,277,000     2,281,000
   Interest expense                           701,000         901,000       869,000
   Depreciation and amortization              155,000         124,000       116,000
   Management fees paid to an
     affiliate                                130,000         121,000       132,000
                                           ----------     -----------    ----------

                                            3,219,000       3,423,000     3,398,000
                                           ----------     -----------    ----------

Net loss before extraordinary item           (589,000)     (1,111,000)     (860,000)

Gain on extinguishment of debt              8,515,000               -             -
                                           ----------     -----------    ----------

Net income (loss)                          $7,926,000     $(1,111,000)   $ (860,000)
                                           ==========     ===========    ==========

Allocation of net income (loss):
Limited Partners'                          $7,847,000     $(1,100,000)   $ (851,000)
General Partners'                              79,000         (11,000)       (9,000)
                                           ----------     -----------    ----------

                                           $7,926,000     $(1,111,000)   $ (860,000)
                                           ==========     ===========    ==========
Limited Partners' net income (loss)
  per unit:

     Before extraordinary item               $(129.33)       $(244.01)     $(188.78)

     Extraordinary item                     $1,870.01               -             -
                                           ----------     -----------    ----------

     Net income (loss)                      $1,740.68        $(244.01)     $(188.78)
                                           ==========     ===========    ==========

                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                        STATEMENTS OF PARTNERS' DEFICIT

              For the year ended December 31, 1999, 1998 and 1997



                                     General       Limited
                                     Partners      Partners        Total
                                   -------------  ------------      -----

Balances at December 31, 1996       $(869,000)    $(7,591,000)   $ (8,460,000)

Net loss                               (9,000)       (851,000)       (860,000)
                                    ---------     -----------    ------------

Balances at December 1997            (878,000)     (8,442,000)     (9,320,000)

Net loss                              (11,000)     (1,100,000)     (1,111,000)
                                    ---------     -----------    ------------

Balances at December 31, 1998        (889,000)     (9,542,000)    (10,431,000)

Net income                             79,000       7,847,000       7,926,000
                                    ---------     -----------    ------------

Balances at December 31, 1999       $(810,000)    $(1,695,000)   $ (2,505,000)
                                    =========     ===========    ============

                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              For the year ended December 31, 1999, 1998 and 1997


                                                           1999           1998           1997
                                                       ------------   -------------   -----------
Cash flows from operating activities:
    Net income (loss)                                  $ 7,926,000     $(1,111,000)    $(860,000)
    Adjustments to reconcile net loss to net cash
        used for operating activities:
      Depreciation and amortization                        155,000         124,000       116,000
      Forgiveness of debt                               (8,515,000)              -             -
      Decrease (increase) in accounts receivable           114,000         (48,000)      (28,000)
      (Increase) decrease in other assets                 (155,000)        (49,000)       10,000
      Decrease in accounts payable
           and accrued expenses                           (377,000)              -      (220,000)
      Increase in interest payable, net                    318,000         601,000       552,000
      Decrease in deferred rentals                         (37,000)         (5,000)      (24,000)
                                                       -----------     -----------     ---------

Cash flow used for operating activities                   (571,000)       (488,000)     (454,000)
                                                       -----------     -----------     ---------

Cash flow used for investing activities:
    Construction in progress and improvements
        to marina facilities                              (264,000)       (101,000)      (75,000)
                                                       -----------     -----------     ---------

Cash flows from financing activities:
    Proceeds from (repayments on) notes
       payable, net                                        445,000         (59,000)       (7,000)
    Advances from affiliates, net                          392,000         658,000       531,000
                                                       -----------     -----------     ---------

Net cash provided by financing activities                  837,000         599,000       524,000
                                                       -----------     -----------     ---------

Net increase (decrease) in cash                              2,000          10,000        (5,000)

Cash at the beginning of year                               25,000          15,000        20,000
                                                       -----------     -----------     ---------

Cash at the end of year                                $    27,000     $    25,000     $  15,000
                                                       ===========     ===========     =========

                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                               December 31, 1999

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

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Net Realizable Value Reserve
     ----------------------------

     As of December 31, 1999 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina.

                       TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                               December 31, 1999

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

                               December 31, 1999

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

                       TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1999

2.   Tower Park Marina
     -----------------

     Tower Park Marina, located in the Sacramento - San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $15,000 and $6,000 for the year ended December 31, 1999 and 1998, respectively. At December 31, Tower Park Marina comprised the following:

                                                1999           1998
                                            ------------   ------------

     Land                                   $ 1,040,000    $ 1,040,000
     Buildings                                2,111,000      2,103,000
     Improvements                             2,230,000      2,083,000
     Floating docks                           2,831,000      2,796,000
     Furniture, fixtures and equipment        1,220,000      1,146,000
     Leasehold interest                         941,000        941,000
                                            -----------    -----------
                                             10,373,000     10,109,000
     Less accumulated depreciation
      and amortization                       (5,638,000)    (5,497,000)
                                            -----------    -----------
                                              4,735,000      4,612,000

     Net realizable value reserve            (2,193,000)    (2,193,000)
                                            -----------    -----------

                                            $ 2,542,000    $ 2,419,000
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

                       TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                               December 31, 1999


 3.     Other Assets
        ------------

        Other assets at December 31, are composed of the following:


                                         1999        1998
                                      ----------   ---------

     Inventory                         $175,000     $144,000
     Capitalized financing costs        130,000       10,000
     Other                              125,000      121,000
                                       --------     --------
                                        430,000      275,000
     Accumulated amortization           (14,000)           -
                                       --------     --------

                                       $416,000     $275,000
                                       ========     ========

     Capitalized financing costs were incurred during 1999 in connection with the refinancing of Tower Park Marina. These costs are amortized over the loan term, five years.

4.      Notes Payable
        -------------

     Notes payable at December 31, consist of the following:


                                                        1999          1998
                                                     -----------   -----------
     Note payable secured by a deed
     of trust on Tower Park Marina                    $2,085,000    $6,665,000

     Other                                                15,000         5,000
                                                      ----------   -----------

                                                      $2,100,000    $6,670,000
                                                      ==========   ===========

     At December 31, 1999 future principal payments are as follows:

               Year
               ----

               2000                   $   45,000
               2001                       49,000
               2002                       50,000
               2003                       52,000
               2004                    1,904,000
                                      ----------

                                     $2,100,000
                                      =========

                       TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                               December 31, 1999

4.   Notes Payable (continued)
     -------------------------

     Between September 1991 and June 1999, no payments had been made on the note secured by Tower Park Marina. Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner.
     The Partnership entered into an option agreement to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. In connection with the substitution of Tower Park Marina Operating Corporation for Mr. Hughes as General Partner, the affiliate of Mr. Hughes which holds the note, entered into a new option agreement with the Partnership, which allows the Partnership to purchase the note secured by Tower Park Marina, for the affiliate's cost, $1,700,000, plus $68,000 of accrued unpaid interest.

 .    As of December 31, 1998, the note was reflected on the Partnership's balance sheet at its face value of $6,665,000 with an additional $3,199,000 being shown as accrued unpaid interest. The option was initially for a one-year period expiring on February 28, 1998. The Partnership extended the option agreement for one year in February 1998 by paying the affiliate
     $50,000, which was applied as   a reduction in the principal amount due.
     The Partnership extended the option agreement for one additional year by making an additional $50,000 principal payment in February 1999. On July 1, 1999 the Partnership completed the refinancing of Tower Park and exercised its option to repay the note payable for $1,600,000. As a result, the Partnership recognized a gain of $8,515,000 from the forgiveness of debt.

     The new note payable was for an initial amount of $2,000,000, with an additional $500,000 available to make improvements to the property. As of December 31, 1999, $100,000 had been borrowed for capital improvements. The loan accrues interest at 9.34% and requires monthly principal and interest payments of $23,000. The loan is due on July 1, 2004. Interest paid on these notes for the year ended December 31, 1999, 1998, 1997 was $147,000, $133,000, and $193,000, respectively.

     In connection with the refinancing of the Partnership's note payable during 1999 the General Partner was paid $25,000 of loan brokerage fees in accordance with the Partnership agreement.

     Based on the market rate of the mortgage note, the fair value at December 31, 1999 is deemed to be the carrying value.

                       TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                               December 31, 1999

5.   Related Party Transactions
     --------------------------

     The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marinas' monthly gross revenues (as defined). Management fees for the year ended December 31, 1999, 1998 and 1997 were $130,000, $121,000 and $132,000, respectively.

     In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.50% at December 31, 1999). Total interest paid or accrued to Westrec for the year ended December 31, 1999, 1998, and 1997 was $237,000, $166,000 and $122,000, respectively.

6.   Commitments and Contingencies
     -----------------------------

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

     The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $40,000, $33,000 and $42,000, respectively, for the year ended December 31, 1999, 1998 and 1997.

                       TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                         NOTES TO  FINANCIAL STATEMENTS

                               December 31, 1999

6.   Commitments and Contingencies (continued)
     -----------------------------------------

         Future minimum lease payments under this lease are as follows:

               Year
               ----
               2000            $   45,000
               2001                49,000
               2002                50,000
               2003                54,000
               2004                40,000
               Thereafter       1,904,000
                               ----------

                               $  965,000
                               ==========

The Partnership's ability to continue to operate through 2000 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management's plans include the expenditure of approximately $500,000 (unaudited) in additional repairs and capital improvements during 2000, which management believes will continue to improve the operations of the property. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

                        TOWER PARK MARINA INVESTORS LP
                       a California Limited Partnership

                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                                                       Cost
                                                                                                    Subsequent
                                                                    Initial Cost                   to Acquisition
                                                                ---------------------------        --------------
 Date                                                                          Buildings &          Buildings &
Acquired         Description               Encumbrances         Land           Improvements         Improvements
--------         -----------               ------------         -----------  --------------        --------------
02/88            Tower Park                 $2,085,000           $1,040,000     $6,213,000            $3,120,000
                 Net Realizable Value
                 Reserve
                                            ----------           ----------     ----------            ----------
                                            $2,085,000           $1,040,000     $6,213,000            $3,120,000
                                            ==========           ==========     ==========            ==========


                                                         Gross Carrying Amount at December 31, 1999
                                           ----------------------------------------------------------------------
 Date                                                            Buildings &                         Accumulated
Acquired         Description                   Land             Improvements      Total              Depreciation
--------         -----------               ------------         ------------   -------------         ------------
02/88            Tower Park                 $1,040,000           $9,333,000     $10,373,000           $5,638,000
                 Net Realizable Value                                            (2,193,000)                   0
                 Reserve
                                            ----------           ----------     -----------           ----------
                                            $1,040,000           $9,333,000     $ 8,180,000           $5,638,000
                                            ==========           ==========     ===========           ==========

                        TOWER PARK MARINA INVESTORS LP
                       a California Limited Partnership

                        SCHEDULE III - REAL ESTATE AND
                     ACCUMULATED DEPRECIATION (continued)



REAL ESTATE RECONCILIATION

                                                   Year Ended December 31,
                                           ---------------------------------------
                                             1999          1998          1997
                                           ----------    ----------     ----------
Balance at beginning of the year           $7,916,000    $7,815,000     $7,740,000

Construction in progress and
   improvements to facilities
   during the year                            264,000       101,000         75,000

Acquisitions during the year

Deductions during the year
                                           ----------    ----------     ----------
Balance at the end of the year             $8,180,000    $7,916,000     $7,815,000
                                           ==========    ==========     ==========

ACCUMULATED DEPRECIATION RECONCILIATION

                                                   Year Ended December 31,
                                           ---------------------------------------
                                             1999          1998          1997
                                           ----------    ----------     ----------
Balance at beginning of the year           $5,497,000    $5,373,000     $5,257,000

Additions during the year:
  Depreciation                                141,000       124,000        116,000

Deductions during the year
                                           ----------    ----------     ----------
Balance at the end of the year             $5,638,000    $5,497,000     $5,373,000
                                           ==========    ==========     ==========

The aggregate cost for Federal Income tax purposes is $10,373,193.

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

                      TOWER PARK MARINA INVESTORS, L.P.,
                       (formerly PS MARINA INVESTORS I),
                       a California Limited Partnership

Dated:  April 14, 2000  By:  Westrec Investors, Inc.,
                             ------------------------
                             (formerly PS MARINA INVESTORS, INC.)
                             ------------------------------------
                             General Partner


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

 Signature                                 Capacity                        Date
 ---------                                 --------                        ----
/s/ Michael M. Sachs            President, Secretary and Director of    April 14, 2000
---------------------           Westrec Investors, Inc., the
Michael M. Sachs                Corporate General Partner of the
                                Registrant (principal executive
                                officer)


/s/ William W. Anderson         Director of Westrec Investors, Inc.,    April 14, 2000
---------------------           the Corporate General Partner of the
William W. Anderson             Registrant.

/s/ Jeffrey K. Ellis            Vice President and Chief Financial      April 14, 2000
---------------------           Officer of Westrec Investors, Inc.,
Jeffrey K. Ellis                the Corporate General Partner of the
                                Registrant (principal financial
                                officer and principal accounting
                                officer)

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