Form 10-Q
period 2000-03-31
TOWER PARK MARINA INVESTORS LP
filed 2000-05-11
CIK 831491

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                         ____________________________

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    Of the Securities Exchange Act of 1934

                         ____________________________

For Quarter Ended                                               Commission File
-----------------                                               ---------------
March 31, 2000                                                  Number 0-17672

                      TOWER PARK MARINA INVESTORS, L.P.,
                       a California Limited Partnership
                       --------------------------------
            (Exact name of registrant as specified in its charter)


          California                                           95-4137996
-------------------------------                            ------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Ientification No.)


         16633 Ventura Boulevard, 6/th/ Floor, Encino, California 91436
         --------------------------------------------------------------
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


                                X
                               ---        _____
                               Yes          No

                                     INDEX
                                     -----

PART I.       FINANCIAL INFORMATION                             PAGE REFERENCE

               Balance Sheets at March 31, 2000 and
                December 31, 1999                                      2

               Statements of Operations for the three month
                periods ended March 31, 2000 and 1999                  3

               Statements of Cash Flows for the three month
                periods ended March 31, 2000 and 1999                  4

               Notes to Financial Statements                        5-12

               Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                         13-14

PART II.      OTHER INFORMATION                                       15

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                                BALANCE SHEETS

                                             March 31,     December 31,
                                               2000            1999
                                            -----------    ------------
                                            (Unaudited)
ASSETS
------

Cash                                        $    46,000    $   27,000
Accounts receivable                             104,000        97,000
Tower Park Marina, net                        2,515,000     2,542,000
Other assets, net                               487,000       416,000
                                            -----------    ----------

                                            $ 3,152,000    $3,082,000
                                            ===========    ==========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses       $   247,000   $   148,000
Interest payable                                 17,000        17,000
Payable to affiliates                         3,348,000     3,162,000
Deferred rentals                                138,000       160,000
Notes payable                                 2,089,000     2,100,000
Commitments and contingencies                         -             -
                                            -----------    ----------
                                              5,839,000     5,587,000
Partners' deficit:
  Limited partners' deficit, $50,000
     per unit, 4,508 units authorized
     issued and outstanding                  (1,799,000)   (1,619,000)
  Less deferred contributions                   (76,000)      (76,000)
                                            -----------    ----------
                                             (1,875,000)   (1,695,000)
  General partners' deficit                    (812,000)     (810,000)
                                            -----------   -----------
  Total partners' deficit                    (2,687,000)   (2,505,000)
                                            -----------   -----------

                                            $ 3,152,000   $ 3,082,000
                                            ===========   ===========

                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                           STATEMENTS OF OPERATIONS

           For the three month periods ended March 31, 2000 and 1999
                                  (Unaudited)

                                             2000          1999
                                           ---------     ---------
Revenues:

 Slip rentals                               $ 161,000     $ 152,000
 RV Park                                      133,000       118,000
 Lease income                                  38,000        45,000
 Restaurant                                    78,000        39,000
 Retail                                        38,000        31,000
 Other income                                  22,000        26,000
                                            ---------     ---------

                                              470,000       411,000
                                            ---------     ---------

Expenses:

 Cost of operations                           450,000       385,000
 Interest expense                             130,000       230,000
 Depreciation and amortization                 47,000        33,000
 Management fees paid to affiliates            25,000        23,000
                                            ---------     ---------

                                              652,000       671,000
                                            ---------     ---------

Net loss                                    $(182,000)    $(260,000)
                                            =========     =========


Allocation of net loss:
Limited Partners'                           $(180,000)    $(257,000)
General Partners'                              (2,000)       (3,000)
                                            ---------     ---------

                                            $(182,000)    $(260,000)
                                            =========     =========

Limited Partners' net loss
 per unit                                   $  (39.93)    $  (57.01)
                                            =========     =========

                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                           STATEMENTS OF CASH FLOWS

           For the three month periods ended March 31, 2000 and 1999
                                  (Unaudited)

                                                           2000         1999
                                                        -----------  -----------
Cash flows from operating activities:
 Net loss                                                $(182,000)   $(260,000)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                            47,000       33,000
    (Increase) decrease in accounts receivable              (7,000)      18,000
    Increase in inventory                                  (25,000)           -
    Increase in other assets                               (17,000)     (38,000)
    Increase (decrease) in accounts payable and
     accrued expenses                                       99,000      (18,000)
    Increase in interest payable                                 -      148,000
    (Decrease) increase in deferred rentals                (22,000)     (19,000)
                                                         ---------    ---------

Net cash used for operating activities                    (107,000)    (136,000)
                                                         ---------    ---------

Net cash used for investing activities:
 Construction in progress and improvements to
   Tower Park Marina                                       (13,000)      (9,000)
                                                         ---------    ---------

Cash flows from financing activities:
 Repayments of notes payable, net                          (11,000)     (52,000)
 Advances from affiliates, net                             186,000      176,000
 Increase in capitalized financing costs                   (36,000)           -
                                                         ---------    ---------

Net cash provided by financing activities                  139,000      124,000
                                                         ---------    ---------

Net increase (decrease) in cash                             19,000      (21,000)

Cash at the beginning of period                             27,000       25,000
                                                         ---------    ---------

Cash at the end of period                                $  46,000    $   4,000
                                                         =========    =========

                            See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS
                           FEDERAL INCOME TAX BASIS

                                March 31, 2000
                                  (Unaudited)

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

   Net Realizable Value Reserve
   ----------------------------

   As of March 31, 2000 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS

                                March 31, 2000
                                  (Unaudited)

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

                                March 31, 2000
                                  (Unaudited)

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

                      TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS

                                March 31, 2000
                                  (Unaudited)

2. Tower Park Marina
   -----------------

   Tower Park Marina includes the purchase price of the property and related acquisition and closing costs. The Partnership paid an acquisition fee of 6% of the contract purchase price of the property, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $1,000 and $15,000 for the three months ended March 31, 2000, and for the year ended December 31, 1999, respectively. At March 31, 2000 and December 31, 1999 the investment in Tower Park Marina was comprised of the following:

                                                      2000          1999
                                                   -----------   ------------
Land                                                $ 1,040,000   $ 1,040,000
Buildings                                             2,110,000     2,111,000
Improvements                                          2,230,000     2,230,000
Floating docks                                        2,831,000     2,831,000
Furniture, fixtures and equipment                     1,221,000     1,220,000
Leasehold interest                                      941,000       941,000
Construction in progress                                 12,000             -
                                                    -----------   -----------
                                                     10,385,000    10,373,000

Less accumulated depreciation and
 amortization                                        (5,677,000)   (5,638,000)
                                                    -----------   -----------
                                                      4,708,000     4,735,000

Net realizable value reserve                         (2,193,000)   (2,193,000)
                                                    -----------   -----------

                                                    $ 2,515,000   $ 2,542,000
                                                    ===========   ===========

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2000
                                  (Unaudited)


3. Other Assets
   ------------

   Other assets at March 31, 2000 and December 31, 1999 are composed of the following:

                                                           2000        1999
                                                         --------    --------
     Inventory                                           $201,000    $175,000
     Capitalized financing costs                          166,000     130,000
     Other                                                142,000     125,000
                                                         --------    --------
                                                          509,000     430,000
     Accumulated amortization                             (22,000)    (14,000)
                                                         --------    --------

                                                         $487,000    $416,000
                                                         ========    ========

   Capitalized financing costs were incurred during 2000 in connection with the refinancing of Tower Park Marina. These costs are amortized over the loan term, five years. Amortization for the three months ended March 31, 2000 totaled $8,000.

4. Notes Payable
   -------------

   Notes payable at March 31, 2000 and December 31, 1999 consist of the following:


                                                        2000         1999
                                                     -----------  -----------
     Note payable secured by a deed
     of trust on Tower Park Marina                    $2,076,000   $2,085,000

     Other                                                13,000       15,000
                                                      ----------  -----------

                                                      $2,089,000   $2,100,000
                                                      ==========  ===========

   At March 31, 2000 future principal payments are as follows:

               Year
               ----

               2000                $   34,000
               2001                    49,000
               2002                    50,000
               2003                    52,000
               2004                 1,904,000
                                   ----------

                                   $2,089,000
                                   ==========

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2000
                                  (Unaudited)

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

   The new note payable was for an initial amount of $2,000,000, with an additional $500,000 available to make improvements to the property. As of March 31, 2000, $100,000 had been borrowed for capital improvements. The loan accrues interest at 9.34% and requires monthly principal and interest payments of $23,000. The loan is due on July 1, 2004.

   Interest paid on these notes for the three months ended March 31, 2000 and 1999 was $49,000, and $33,000, respectively.

   In connection with the refinancing of the Partnership's note payable during 1999 the General Partner was paid $25,000 of loan brokerage fees in accordance with the Partnership agreement.

   Based on the market rate of the mortgage note, the fair value at March 31, 2000 and December 31, 1999 is deemed to be the carrying value.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2000
                                  (Unaudited)


5. Related Party Transactions
   --------------------------

   The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the three months ended March 31, 2000 and 1999, were $25,000 and $23,000, respectively.

   In connection with funding the Partnership's operating deficits funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (10% at March 31, 2000). Total interest paid or accrued to Westrec for the three months ended March 31, 2000 and 1999 was $72,000 and $49,000, respectively.

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

                                March 31, 2000
                                  (Unaudited)

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

   The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). Effective January 1, 1999, the Partnership entered into a new lease with the CSLC for a term of 25 years. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $40,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $10,000 for each of the three months ended March 31, 2000 and 1999.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                March 31, 2000
                                  (Unaudited)

   The revenues and expenses of the Partnership for the three months ended March 31, 2000 are generated solely from the operations of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California. As of March 31, 2000, Tower Park Marina had the following occupancies:

                                Spaces        %
                               Available   Occupied
                               ----------  ---------
               Wet slips       238 (1)      73.1%
               Dry storage     115          80.9%
               RV Park         136 (1)      87.5%

   (1)  non-transient spaces only

   For the three months ended March 31, 2000, revenues for Tower Park Marina increased $59,000 to $470,000. The increase was primarily due to a $39,000 increase in restaurant revenues, a $15,000 increase in RV parking and a $9,000 increase in slip rentals. The increase in restaurant revenues is due to extended hours of operation and a higher level of activity at the property. Overall the property's net operating income declined $2,000 to $5,000 for the three months ended March 31, 2000.

   The Partnership's net loss before forgiveness of debt of $182,000 for the three months ended March 31, 2000 includes $47,000 of depreciation and amortization, a non-cash item, an improvement of $92,000 in cash flow over the same period a year ago. This improvement is primarily the result of successfully refinancing the debt on the property which reduced interest charges on the property debt for the period by $122,000. This reduction was partially offset by a $23,000 increase in interest payable to affiliates, which is the result of higher interest rates and higher outstanding balances.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                March 31, 2000
                                  (Unaudited)

   Liquidity and capital resources
   -------------------------------

   Since its inception, the Partnership has received advances from affiliates of the General Partners to acquire properties, make capital improvements to the properties, cover operating deficits, and to a lesser extent, make distributions to the partners.

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

   The Partnership's ability to continue to operate through 2000 and beyond is contingent on among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management's plans include the expenditure of approximately $400,000 in additional repairs and capital improvements during 2000, which management believes will continue to improve the operating results of the property.

                       TOWER PARK MARINA INVESTORS, L.P.
                       a California Limited Partnership

                          PART II. OTHER INFORMATION
                                March 31, 2000
                                  (Unaudited)

ITEMS 1 through 6 are inapplicable.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DATED: May 9, 2000



                                      TOWER PARK MARINA INVESTORS, L.P.
                                      a California Limited Partnership

                                      BY:  Westrec Investors, Inc.
                                           General Partner


                                      BY: /s/Jeffrey K. Ellis
                                         --------------------
                                           Jeffrey K. Ellis
                                           Vice President