Form 10-Q
period 2000-06-30
TOWER PARK MARINA INVESTORS LP
filed 2000-08-11
CIK 831491

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                       -----------------------------------

         FOR QUARTER ENDED                             COMMISSION FILE
         -----------------                             ---------------
           June 30, 2000                                Number 0-17672


                       TOWER PARK MARINA INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

          California                                   95-4137996
-------------------------------                    -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                     Identification No.)

          16633 Ventura Boulevard, 6th Floor, Encino, California 91436
                    ----------------------------------------
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

        X
      -----                                    ----
       Yes                                      No

                                      INDEX

PART I.           FINANCIAL INFORMATION                         PAGE REFERENCE

         Balance Sheets at June 30, 2000 and
           December 31, 1999                                             2

         Statements of Operations for the three month
           periods ended June 30, 2000 and 1999                          3

         Statements of Operations for the six month
           periods ended June 30, 2000 and 1999                          4

         Statements of Cash Flows for the six month
           periods ended June 30, 2000 and 1999                          5

         Notes to Financial Statements                                6-12

         Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                13-14


PART II. OTHER INFORMATION                                              15

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                                 BALANCE SHEETS

                                                    June 30,       December 31,
                                                      2000             1999
                                                  -----------      -------------
                                                  (Unaudited)
ASSETS

Cash                                              $    58,000      $    27,000
Accounts receivable                                   112,000           97,000
Tower Park Marina, net                              2,575,000        2,542,000
Other assets, net                                     493,000          416,000
                                                  -----------      -----------
                                                  $ 3,238,000      $ 3,082,000
                                                  ===========      ===========

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses             $   304,000      $   148,000
Interest payable                                       16,000           17,000
Payable to affiliates                               3,535,000        3,162,000
Deferred rentals                                      133,000          160,000
Notes payable                                       2,079,000        2,100,000
Commitments and contingencies                               -                -
                                                  -----------      -----------
                                                    6,067,000        5,587,000

Partners' deficit:
Limited partners' deficit, $50,000                 (1,940,000)      (1,619,000)
         per unit, 4,508 units authorized
         issued and outstanding
Less deferred contributions                           (76,000)         (76,000)
                                                  -----------      -----------
                                                   (2,016,000)      (1,695,000)
General partners' deficit                            (813,000)        (810,000)
                                                  -----------      -----------
Total partners' deficit                            (2,829,000)      (2,505,000)
                                                  -----------      -----------
                                                  $ 3,238,000      $ 3,082,000
                                                  ===========      ===========



                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS

            For the three month periods ended June 30, 2000 and 1999
                                   (Unaudited)

                                                     2000              1999

REVENUES:

     Slip rentals                                 $   178,000      $   163,000
     RV Park                                          220,000          193,000
     Lease income                                      39,000           47,000
     Restaurant                                       188,000          160,000
     Retail                                           137,000          120,000
     Other income                                      55,000           46,000
                                                  -----------      -----------
                                                      817,000          729,000
                                                  -----------      -----------

EXPENSES:

     Cost of operations                               732,000          573,000
     Interest expense                                 137,000          255,000
     Depreciation and amortization                     50,000           35,000
     Management fees paid to affiliates                40,000           36,000
                                                  -----------      -----------

                                                      959,000          899,000
                                                  -----------      -----------

Net loss                                          $  (142,000)   $    (170,000
                                                  ===========      ===========

Allocation of net loss:
Limited Partners'                                 $  (141,000)   $    (168,000)
General Partners'                                      (1,000)          (2,000)
                                                  -----------      -----------

                                                  $  (142,000)   $    (170,000)
                                                  ===========      ===========

Limited Partners net loss
     per unit                                          (31.28)   $      (37.49)
                                                  ===========      ===========



                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS

             For the six month periods ended June 30, 2000 and 1999
                                   (Unaudited)

                                                      2000             1999

REVENUES:

     Slip rentals                                 $   339,000      $   315,000
     RV Park                                          353,000          311,000
     Lease income                                      77,000           92,000
     Restaurant                                       266,000          199,000
     Retail                                           175,000          151,000
     Other income                                      77,000           72,000
                                                  -----------      -----------

                                                    1,287,000        1,140,000
                                                  -----------      -----------

EXPENSES:

     Cost of operations                             1,182,000          958,000
     Interest expense                                 267,000          485,000
     Depreciation and amortization                     97,000           68,000
     Management fees paid to affiliates                65,000           59,000
                                                  -----------      -----------

                                                    1,611,000        1,570,000
                                                  -----------      -----------

Net loss                                          $  (324,000)     $  (430,000)
                                                  ===========      ===========

Allocation of net loss:
Limited Partners'                                 $  (321,000)     $  (426,000)
General Partners'                                      (3,000)          (4,000)
                                                  -----------      -----------

                                                  $  (324,000)     $  (430,000)
Limited Partners' net loss
     per unit                                     $    (71.21)     $    (94.50)
                                                  ===========      ===========


                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                            STATEMENTS OF CASH FLOWS

             For the six month periods ended June 30, 2000 and 1999
                                   (Unaudited)

                                                      2000             1999

Cash flows from operating activities:
   Net loss                                       $  (324,000)     $  (430,000)
   Adjustments to reconcile net loss
     to net cash used for
     operating activities:
       Depreciation and amortization                   97,000           68,000
       (Increase) decrease in accounts receivable     (15,000)           9,000
       Increase in inventory                          (71,000)         (88,000)
       Decrease (increase) in other assets              2,000          (24,000)
       Increase (decrease) in accounts payable        156,000          (41,000)
         and accrued expenses
       (Decrease) increase in interest payable         (1,000)         298,000
       (Decrease) increase in deferred rentals        (27,000)          (3,000)
                                                  -----------      -----------

Net cash used for operating activities               (183,000)        (211,000)
                                                  -----------      -----------

Net cash used for investing activities:
   Construction in progress and improvements
      to Tower Park Marina                           (114,000)         (80,000)
                                                  -----------      -----------

Cash flows from financing activities:
   Repayments of notes payable, net                   (21,000)         (55,000)
   Advances from affiliates, net                      373,000          329,000
   Increase in capitalized financing costs            (24,000)               -
                                                  -----------      -----------

Net cash provided by financing activities             328,000          274,000
                                                  -----------      -----------

Net increase (decrease) in cash                        31,000          (17,000)

Cash at the beginning of period                        27,000           25,000
                                                  -----------      -----------

Cash at the end of period                              58,000            8,000
                                                  ===========      ===========


                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                            FEDERAL INCOME TAX BASIS

                                  June 30, 2000
                                   (Unaudited)

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

         Net Realizable Value Reserve

         As of June 30, 2000 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)

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

         Allocations of Net Income or Loss

         As set forth in the Partnership Agreement, net loss shall be allocated 99t to the Limited Partners and 1% to the General Partners. Net income shall generally be allocated to Partners in proportion to their cash distributions.

         Earnings Per Unit

         Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the period; 4,508.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)

         TOWER PARK MARINA

         Tower Park Marina is stated at cost to the Partnership less net realizable value reserve. Depreciation is calculated on a straight-line basis. Depreciable lives for the major asset categories are as follows:

                  ASSET CATEGORY                        DEPRECIABLE LIFE
                  Buildings                                     20 years
                  Improvements                                  20 years
                  Floating docks                                 7 years
                  Furniture, fixtures and equipment              7 years
                  Leasehold interest                       life of lease

         TAXES BASED ON INCOME

         Taxes based on income are the responsibility of the individual partners and accordingly, are not reflected in the accompanying financial statements.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

2.       TOWER PARK MARINA

         Tower Park Marina includes the purchase price of the property and related acquisition and closing costs. The Partnership paid an acquisition fee of 6% of the contract purchase price of the property, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $7,000 and $15,000 for the six months ended June 30, 2000 and for the year ended December 31, 1999, respectively. At June 30, 2000 and December 31, 1999 the investment in Tower Park Marina was comprised of the following:


                                                      2000           1999
                                                  -----------      -----------

         Land                                     $ 1,040,000      $ 1,040,000
         Buildings                                  2,111,000        2,111,000
         Improvements                               2,230,000        2,230,000
         Floating docks                             2,831,000        2,831,000
         Furniture, fixtures and equipment          1,220,000        1,220,000
         Leasehold interest                           941,000          941,000
         Construction in progress                     114,000                -
                                                  -----------      -----------
                                                   10,487,000       10,373,000

         Less accumulated depreciation and
            amortization                           (5,719,000)      (5,638,000)
                                                  -----------      -----------

                                                    4,768,000        4,735,000
         Net realizable value reserve              (2,193,000)      (2,193,000)
                                                  -----------      -----------

                                                  $ 2,575,000      $ 2,542,000
                                                  ===========      ===========

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

3.       OTHER ASSETS

         Other assets at June 30, 2000 and December 31, 1999 are composed of the following:

                                                     2000             1999
                                                  -----------      -----------

         Inventory                                $   246,000      $   175,000
         Capitalized financing costs                  154,000          130,000
         Other                                        123,000          125,000
                                                  -----------      -----------
                                                      523,000          430,000
         Accumulated amortization                     (30,000)         (14,000)
                                                  -----------      -----------

                                                  $   493,000      $   416,000
                                                  ===========      ===========

         Capitalized financing costs were incurred during 2000 in connection with the refinancing of Tower Park Marina. These costs are amortized over the loan term, five years. Amortization for the six months ended June 30, 2000 totaled $16,000.


4.       NOTES PAYABLE

         Notes payable at June 30, 2000 and December 31, 1999 consist of the following:

                                                     2000              1999
                                                  -----------      -----------
         Note payable secured by a deed
         of trust on Tower Park Marina            $ 2,067,000      $ 2,085,000

         Other                                         12,000           15,000
                                                  -----------      -----------

                                                  $ 2,079,000      $ 2,100,000
                                                  ===========      ===========


         At June 30, 2000 future principal payments are as follows:


                                YEAR
                                ----
                                2000              $     24,000
                                2001                    49,000
                                2002                    50,000
                                2003                    52,000
                                2004                 1,904,000
                                                  ------------
                                                  $  2,079,000

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

4.       NOTES PAYABLE (CONTINUED)

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

         The new note payable was for an initial amount of $2,000,000, with an additional $500,000 available to make improvements to the property. As of June 30, 2000, $100,000 had been borrowed for capital improvements. The loan accrues interest at 9.34% and requires monthly principal and interest payments of $23,000. The loan is due on July 1, 2004.

         Interest paid on these notes for the six months ended June 30, 2000 and 1999 was $99,000, and $66,000, respectively.

         In connection with the refinancing of the Partnership's note payable during 1999 the General Partner was paid $25,000 of loan brokerage fees in accordance with the Partnership agreement.

         Based on the market rate of the mortgage note, the fair value at June 30, 2000 and December 31, 1999 is deemed to be the carrying value.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

5.       RELATED PARTY TRANSACTIONS

         The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marinas monthly gross revenues (as defined). Management fees for the six months ended June 30, 2000 and 1999, were $65,000 and $59,000, respectively.

         In connection with funding the Partnership's operating deficits funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus lg (10.5% at June 30, 2000). Total interest paid or accrued to Westrec for the six months ended June 30, 2000 and 1999 was $169,000 and $104,000, respectively.

6.       COMMITMENTS AND CONTINGENCIES

         In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Environmental consultants have been engaged to perform sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation; consequently no loss accrual has been made in the financial statements.

         The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

         The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). Effective January 1, 1999, the Partnership entered into a new lease with the CSLC for a term of 25 years. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $40,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $20,000 for each of the six months ended June 30, 2000 and 1999.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                  June 30, 2000
                                   (Unaudited)

         The revenues and expenses of the Partnership for the six months ended June 30, 2000 are generated solely from the operations of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California. As of June 30, 2000, Tower Park Marina had the following occupancies:


                                   Spaces            %
                                   Available      Occupied
                                   ---------      --------

                  Wet slips        238 (1)          83.6%
                  Dry storage      147              85.7%
                  RV Park          136 (1)          86.0%


(1)      non-transient spaces only

         For the six months ended June 30, 2000, revenues for Tower Park Marina increased $147,000 to $1,287,000. The increase was primarily due to a $67,000 increase in restaurant revenues, a $42,000 increase in RV parking a $24,000 increase in retail sales, and a $24,000 increase in slip rentals. The increase in restaurant revenues is due to extended hours of operation and an increased level of activity at the property. Overall the property's net operating income declined $76,000 to $44,000 for the six months ended June 30, 2000. The decline in operating income is due to increased insurance and administrative costs.

         The Partnership's net loss of $325,000 for the six months ended June 30, 2000 includes $97,000 of depreciation and amortization, a non-cash item, an improvement of $134,000 in cash flow over the same period a year ago. This improvement is primarily the result of successfully refinancing the debt on the property which reduced interest charges on the property debt for the period by $267,000. This reduction was partially offset by a $65,000 increase in interest payable to affiliates, which is the result of higher interest rates and higher outstanding balances and the $76,000 decline in operating results discussed above.

                       TOWER PARK MARINA INVESTORS, L.P.,
                         California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                  June 30, 2000
                                   (Unaudited)

         Liquidity and capital resources

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                           PART II. OTHER INFORMATION
                                  June 30, 2000
                                   (Unaudited)

ITEMS 1 through 6 are inapplicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DATED: August 9, 2000



                                        TOWER PARK MARINA INVESTORS, L.P.
                                        a California Limited Partnership

                                        BY:      Westrec Investors, Inc.
                                                 General Partner


                                        BY:      /s/ Jeffrey K. Ellis
                                                 -------------------
                                                 Jeffrey K. Ellis
                                                 Vice President