Form 10-Q
period 2000-09-30
TOWER PARK MARINA INVESTORS LP
filed 2000-11-14
CIK 831491

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934



FOR QUARTER ENDED                                               COMMISSION FILE
September 30, 2000                                              Number 0-17672


                       TOWER PARK MARINA INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------

             (Exact name of registrant as specified in its charter)



        CALIFORNIA                                               95-4137990
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)


          16633 Ventura Boulevard, 6th Floor, Encino, California 91436
               (Address of principal executive offices) (Zip Code)

Registrant's phone number, including area code:    (818) 907-0400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                   X

                  Yes                           No

                                      INDEX


PART I.     FINANCIAL INFORMATION                                 PAGE REFERENCE

      Balance Sheets at September 30, 2000 and
        December 31, 1999                                                2

      Statements of Operations for the three month
        periods ended September 30, 2000 and 1999                        3

      Statements of Operations for the nine month
        periods ended September 30, 2000 and 1999                        4

      Statements of Cash Flows for the nine month
        periods ended September 30, 2000 and 1999                        5

      Notes to Financial Statements                                   6-12

      Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                   13-14


PART II.    OTHER INFORMATION                                           15

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                                 BALANCE SHEETS


                                                 September 30,      December 31,
                                                     2000               1999
                                               ----------------   --------------
                                                 (Unaudited)
ASSETS

Cash                                               $    63,000      $    27,000
Accounts receivable                                     98,000           97,000
Tower Park Marina, net                               2,628,000        2,542,000
Other assets, net                                      462,000          416,000
                                                   -----------      -----------

                                                   $ 3,251,000      $ 3,082,000
                                                   ===========      ===========


LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses              $   272,000      $   148,000
Interest payable                                        16,000           17,000
Payable to affiliates                                3,589,000        3,162,000
Deferred rentals                                       120,000          160,000
Notes payable                                        2,068,000        2,100,000
Commitments and contingencies                           --               --
                                                   -----------      -----------
                                                     6,065,000        5,587,000

Partners' deficit:
  Limited partners' deficit, $50,000
     per unit, 4,508 units authorized
     issued and outstanding                         (1,925,000)      (1,619,000)
  Less deferred contributions                          (76,000)         (76,000)
                                                   -----------      -----------
                                                    (2,001,000)      (1,695,000)
  General partners' deficit                           (813,000)        (810,000)
                                                   -----------      -----------
  Total partners' deficit                           (2,814,000)      (2,505,000)
                                                   -----------      -----------

                                                   $ 3,251,000      $ 3,082,000
                                                   ===========      ===========


                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS

          For the three month periods ended September 30, 2000 and 1999
                                   (Unaudited)


                                                     2000              1999
                                                 -----------         ----------
REVENUES:

  Slip rentals                                        $  200,000      $  196,000
  RV Park                                                285,000         252,000
  Lease income                                            40,000          40,000
  Restaurant                                             222,000         207,000
  Retail                                                 201,000         198,000
  Fuel                                                   125,000         109,000
  Boat service                                            37,000            --
  Other income                                            18,000          41,000
                                                      ----------      ----------

                                                       1,128,000       1,043,000

EXPENSES:

  Cost of operations                                     870,000         795,000
  Interest expense                                       142,000         111,000
  Depreciation and amortization                           54,000          48,000
  Management fees paid to affiliates                      49,000          45,000
                                                      ----------      ----------

                                                       1,115,000         999,000
                                                      ----------      ----------

Net income before forgiveness of debt                     13,000          44,000

Forgiveness of debt                                         --         8,515,000
                                                      ----------      ----------

Net income                                            $   13,000      $8,559,000
                                                      ==========      ==========


Allocation of net income:
Limited Partners'                                     $   13,000      $8,473,000
General Partners'                                           --            86,000
                                                      ----------      ----------

                                                      $   13,000      $8,559,000
                                                      ==========      ==========

Limited Partners' net income
  per unit
                                                      $     2.88      $ 1,879.77
                                                      ==========      ==========

                             See accompanying notes.
                                       -3-

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS

          For the nine month periods ended September 30, 2000 and 1999
                                   (Unaudited)


                                                     2000              1999
                                                 ------------       ------------
REVENUES:

  Slip rentals                                   $   539,000       $   511,000
  RV Park                                            638,000           563,000
  Lease income                                       117,000           132,000
  Restaurant                                         488,000           406,000
  Retail                                             376,000           349,000
  Fuel                                               213,000           179,000
  Boat service                                        56,000            -
  Other income                                        76,000           113,000
                                                 -----------       -----------

                                                   2,503,000         2,253,000
                                                 -----------       -----------

EXPENSES:

  Cost of operations                               2,141,000         1,823,000
  Interest expense                                   408,000           596,000
  Depreciation and amortization                      149,000           116,000
  Management fees paid to affiliates                 114,000           104,000
                                                 -----------       -----------

                                                   2,812,000         2,639,000
                                                 -----------       -----------

Net loss before forgiveness of debt                 (309,000)         (386,000)

Forgiveness of debt                                    -             8,515,000
                                                 -----------       -----------

Net income (loss)                                $  (309,000)      $ 8,129,000
                                                 ===========       ===========

Allocation of net income (loss):
Limited Partners'                                $  (306,000)      $ 8,048,000
General Partners'                                     (3,000)           81,000
                                                 ------------      -----------

                                                 $  (309,000)      $ 8,129,000
                                                 ===========       ===========

Limited Partners' net loss
  per unit
                                                 $    (67.88)      $  1,785.27
                                                 ===========       ===========


                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                            STATEMENTS OF CASH FLOWS

          For the nine month periods ended September 30, 2000 and 1999
                                   (Unaudited)


                                                       2000            1999
                                                 -------------     -------------
Cash flows from operating activities:
  Net income (loss)                                   $  (309,000)   $ 8,129,000
  Adjustments to reconcile net income (loss) to net
   cash used for operating activities:
      Depreciation and amortization                       149,000        116,000
      Forgiveness of debt                                    --       (8,515,000)
      (Increase) decrease in accounts receivable           (1,000)        69,000
      Increase in inventory                               (11,000)       (49,000)
      Increase in other assets                            (35,000)       (19,000)
      Increase (decrease) in accounts payable and
         accrued expenses                                 124,000       (114,000)
       Interest on interest payable on forgiven
         debt, net                                           --          301,000
      (Decrease) increase in interest payable              (1,000)        16,000
      Decrease in deferred rentals                        (40,000)        (4,000)
                                                      -----------    -----------

Net cash used for operating activities                   (124,000)       (70,000)
                                                      -----------    -----------

Net cash used for investing activities:
  Construction in progress and improvements to
     Tower Park Marina                                   (212,000)      (221,000)
                                                      -----------    -----------

Cash flows from financing activities:
  Repayments of notes payable                             (32,000)       (45,000)
  Advances from affiliates, net                           427,000        (35,000)
  Proceeds from refinancing, net                             --          500,000
  Increase in capitalized financing costs                 (23,000)      (132,000)
                                                      -----------    -----------

Net cash provided by financing activities                 372,000        288,000
                                                      -----------    -----------

Net increase (decrease) in cash                            36,000         (3,000)

Cash at the beginning of period                            27,000         25,000
                                                      -----------    -----------

Cash at the end of period                             $    63,000    $    22,000
                                                      ===========    ===========


                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                            FEDERAL INCOME TAX BASIS

                               September 30, 2000
                                   (Unaudited)


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

    BASIS OF PRESENTATION

    Certain 1999 balances have been reclassified to conform with the 2000 presentation.

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

    1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS (CONTINUED)
    ----------------------------------------------------------------------------

    NET REALIZABLE VALUE RESERVE

    As of September 30, 2000 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina.

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
    (CONTINUED)
    ---------------------------------------------------------------------------

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

    2. TOWER PARK MARINA

       Tower Park Marina includes the purchase price of the property and related acquisition and closing costs. The Partnership paid an acquisition fee of 6% of the contract purchase price of the property, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $7,000 and $12,000 for the nine months ended September 30, 2000 and for the year ended December 31, 1999, respectively. At September 30, 2000 and December 31, 1999 the investment in Tower Park Marina was comprised of the following:


                                            2000              1999
                                        -----------       -----------
    Land                                $ 1,040,000       $ 1,040,000
    Buildings                             2,111,000         2,111,000
    Improvements                          2,230,000         2,230,000
    Floating docks                        2,831,000         2,831,000
    Furniture, fixtures and equipment     1,220,000         1,220,000
    Leasehold interest                      941,000           941,000
    Construction in progress                212,000              -
                                        -----------       -----------
                                         10,585,000        10,373,000

    Less accumulated depreciation and
      amortization                       (5,764,000)       (5,638,000)
                                        -----------       -----------
                                          4,821,000         4,735,000

    Net realizable value reserve         (2,193,000)       (2,193,000)
                                        -----------       -----------

                                        $ 2,628,000       $ 2,542,000
                                        ===========       ===========

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

    3. OTHER ASSETS

    Other assets at September 30, 2000 and December 31, 1999 are composed of the following:

                                                 2000             1999
                                            -----------       ---------

    Inventory                               $  186,000        $ 175,000
    Capitalized financing costs                153,000          130,000
    Other                                      160,000          125,000
                                            ----------        ---------
                                               499,000          430,000
    Accumulated amortization                   (37,000)         (14,000)
                                            ----------        ---------

                                            $  462,000        $ 416,000
                                            ==========        =========

    Capitalized financing costs were incurred during 2000 in connection with the refinancing of Tower Park Marina. These costs are amortized over the loan term, five years. Amortization for the nine months ended September 30, 2000 totaled $23,000.

    4. NOTES PAYABLE

    Notes payable at September 30, 2000 and December 31, 1999 consist of the following:

                                              2000                1999
                                          -----------         -----------
   Note payable secured by a deed
   of trust on Tower Park Marina          $ 2,058,000         $ 2,085,000

   Other                                       10,000              15,000
                                          -----------         -----------

                                          $ 2,068,000         $ 2,100,000
                                         ============         ===========

   At September 30, 2000 future principal payments are as follows:

                  YEAR

                  2000                    $    13,000
                  2001                         49,000
                  2002                         50,000
                  2003                         52,000
                  2004                      1,904,000
                                          -----------

                                          $ 2,068,000
                                          ===========

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

    4. NOTES PAYABLE (CONTINUED)

       Between September 1991 and September 30, 1999, no payments had been made on the note secured by Tower Park Marina. Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement to purchase the note from its current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. In connection with the substitution of Tower Park Marina Operating Corporation for Mr. Hughes as General Partner, the affiliate of Mr. Hughes which holds the note, entered into a new option agreement with the Partnership, which allows the Partnership to purchase the note secured by Tower Park Marina, for the affiliate's cost, $1,700,000, plus $68,000 of accrued unpaid interest.

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

       The new note payable was for an initial amount of $2,000,000, with an additional $500,000 available to make improvements to the property. As of September 30, 2000, $100,000 had been borrowed for capital improvements. The loan accrues interest at 9.34% and requires monthly principal and interest payments of $19,000. The loan is due on July 1, 2004.

       Interest paid on these notes for the nine months ended September 30, 2000 and 1999 was $148,000, and $98,000, respectively.

       In connection with the refinancing of the Partnership's note payable during 1999 the General Partner was paid $25,000 of loan brokerage fees in accordance with the Partnership agreement.

       Based on the market rate of the mortgage note, the fair value at September 30, 2000 and December 31, 1999 is deemed to be the carrying value.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)



    5. RELATED PARTY TRANSACTIONS

       The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the nine months ended September 30, 2000 and 1999 were $114,000 and $104,000, respectively.

       In connection with funding the Partnership's operating deficits funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (10.5% at September 30, 2000). Total interest paid or accrued to Westrec for the nine months ended September 30, 2000 and 1999 was $261,000 and $159,000, respectively.

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

       The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). Effective January 1, 1999, the Partnership entered into a new lease with the CSLC for a term of 25 years. The CSLC Lease provides for an annual rental based on gross receipts, with a minimum annual rental of $40,000 payable in advance. Rent expense associated with the CSLC Lease is included in cost of operations and was $30,000 for each of the nine months ended September 30, 2000 and 1999.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                               September 30, 2000
                                   (Unaudited)

    The revenues and expenses of the Partnership for the nine months ended September 30, 2000 are generated solely from the operations of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California. As of September 30, 2000, Tower Park Marina had the following occupancies:


                                      SPACES          %
                                    AVAILABLE     OCCUPIED
                                    ------------------------
                       Wet slips      238 (1)       82.4%
                       Dry storage    147           79.6%
                       RV Park        136 (1)       86.8%

    (1) non-transient spaces only

    For the nine months ended September 30, 2000, revenues for Tower Park Marina increased $250,000 to $2,503,000. The increase was primarily due to a $82,000 increase in restaurant revenues and a $75,000 increase in RV parking. In addition, during 2000 the Partnership took over the boat service operation that had previously been leased. The increase in restaurant revenues is due to extended hours of operation and an increased level of activity at the property. Overall the property's net operating income declined $54,000 to $282,000 for the nine months ended September 30, 2000. The decline in operating income is due to primarily a $40,000 increase in insurance costs.

    The Partnership's net loss of $309,000 for the nine months ended September 30, 2000 includes $149,000 of depreciation and amortization, a non-cash item, an improvement of $110,000 in cash flow over the same period a year ago. This improvement is primarily the result of successfully refinancing the debt on the property which reduced interest charges on the property debt for the period by $267,000. This reduction was partially offset by a $102,000 increase in interest paid to affiliates, which is the result of higher interest rates and higher outstanding balances, and the $54,000 decline in operating results discussed above.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                               September 30, 2000
                                   (Unaudited)

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

    The Partnership's ability to continue to operate through 2000 and beyond is contingent on among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management's plans include the expenditure of approximately $400,000 in additional repairs and capital improvements during 2000 and 2001, which management believes will improve the operating results of the property.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                           PART II. OTHER INFORMATION
                               September 30, 2000
                                   (Unaudited)


ITEMS 1 through 6 are inapplicable.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DATED: November 6, 2000



                                   TOWER PARK MARINA INVESTORS, L.P.
                                   a California Limited Partnership

                                   BY:   Westrec Investors, Inc.
                                         General Partner


                                   BY: /s/Jeffrey K. Ellis
                                       ----------------------
                                          Jeffrey K. Ellis
                                          Vice President