Form 10-Q/A
period 2000-03-31
TOWER PARK MARINA INVESTORS LP
filed 2001-04-06
CIK 831491

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                         ____________________________

                                  FORM 10-Q/A

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

NOTE:
Form 10Q has been amended to disclose that the Registrant's independent auditors have not reviewed the financial statements for the quarter ended March 31, 2000. Reference is made to Footnote #1, "Reporting Requirements".

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

   Reporting Requirements
   ----------------------

   As prescribed by the Securities and Exchange Commission ("SEC") Release No. 34-42266, the Registrant's financial statements are to be reviewed by the Registrant's independent auditors prior to be being filed with SEC. These financial statements were not reviewed by the independent auditors.

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