Form 10-Q/A
period 2000-06-30
TOWER PARK MARINA INVESTORS LP
filed 2001-04-06
CIK 831491

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      -----------------------------------

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
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         California                                         95-4137996
------------------------------                         -------------------
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

               X
            ------                                      ------
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

NOTE:
Form 10Q has been amended to disclose that the Registrant's independent auditors have not reviewed the financial statements for the quarter ended June 30, 2000. Reference is made to Footnote #1, "Reporting Requirements".

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                                 BALANCE SHEETS

                                               June 30,          December 31,
                                                 2000               1999
                                             -------------      -------------
                                              (Unaudited)
ASSETS

Cash                                          $    58,000        $    27,000
Accounts receivable                               112,000             97,000
Tower Park Marina, net                          2,575,000          2,542,000
Other assets, net                                 493,000            416,000
                                              -----------        -----------

                                              $ 3,238,000        $ 3,082,000
                                              ===========        ===========

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses         $   304,000        $   148,000
Interest payable                                   16,000             17,000
Payable to affiliates                           3,535,000          3,162,000
Deferred rentals                                  133,000            160,000
Notes payable                                   2,079,000          2,100,000
Commitments and contingencies                           -                  -
                                              -----------        -----------
                                                6,067,000          5,587,000

Partners' deficit:
  Limited partners' deficit, $50,000
     per unit, 4,508 units authorized
     issued and outstanding                    (1,940,000)        (1,619,000)
  Less deferred contributions                     (76,000)           (76,000)
                                              -----------        -----------
                                               (2,016,000)        (1,695,000)
  General partners' deficit                      (813,000)          (810,000)
                                              -----------        -----------
  Total partners' deficit                      (2,829,000)        (2,505,000)
                                              -----------        -----------

                                              $ 3,238,000        $ 3,082,000
                                              ===========        ===========

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS

            For the three month periods ended June 30, 2000 and 1999
                                   (Unaudited)

                                                  2000                1999
                                             --------------      -------------

REVENUES:

  Slip rentals                                 $  178,000         $  163,000
  RV Park                                         220,000            193,000
  Lease income                                     39,000             47,000
  Restaurant                                      188,000            160,000
  Retail                                          137,000            120,000
  Other income                                     55,000             46,000
                                               ----------         ----------

                                                  817,000            729,000
                                               ----------         ----------

EXPENSES:

  Cost of operations                              732,000            573,000
  Interest expense                                137,000            255,000
  Depreciation and amortization                    50,000             35,000
  Management fees paid to affiliates               40,000             36,000
                                               ----------         ----------

                                                  959,000            899,000
                                               ----------         ----------

Net loss                                       $ (142,000)        $ (170,000)
                                               ==========         ==========


Allocation of net loss:
Limited Partners'                              $ (141,000)        $ (168,000)
General Partners'                                  (1,000)            (2,000)
                                               ----------         ----------

                                               $ (142,000)        $ (170,000)
                                               ==========         ==========

Limited Partners' net loss
  per unit                                     $   (31.28)        $   (37.49)
                                               ==========         ==========




                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS

             For the six month periods ended June 30, 2000 and 1999
                                   (Unaudited)

                                                 2000                1999
                                             -------------       -------------

REVENUES:

  Slip rentals                                $   339,000         $   315,000
  RV Park                                         353,000             311,000
  Lease income                                     77,000              92,000
  Restaurant                                      266,000             199,000
  Retail                                          175,000             151,000
  Other income                                     77,000              72,000
                                              -----------         -----------

                                                1,287,000           1,140,000
                                              -----------         -----------

EXPENSES:

  Cost of operations                            1,182,000             958,000
  Interest expense                                267,000             485,000
  Depreciation and amortization                    97,000              68,000
  Management fees paid to affiliates               65,000              59,000
                                              -----------         -----------

                                                1,611,000           1,570,000
                                              -----------         -----------

Net loss                                      $  (324,000)        $  (430,000)
                                              ===========         ===========


Allocation of net loss:
Limited Partners'                             $  (321,000)        $  (426,000)
General Partners'                                  (3,000)             (4,000)
                                              -----------         -----------

                                              $  (324,000)        $  (430,000)
                                              ===========         ===========

Limited Partners' net loss
  per unit                                    $    (71.21)        $    (94.50)
                                              ===========         ===========


                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                            STATEMENTS OF CASH FLOWS

             For the six month periods ended June 30, 2000 and 1999
                                   (Unaudited)

                                                         2000           1999
                                                     ------------    -----------
Cash flows from operating activities:
  Net loss                                           $  (324,000)    $ (430,000)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
      Depreciation and amortization                       97,000         68,000
      (Increase) decrease in accounts receivable         (15,000)         9,000
      Increase in inventory                              (71,000)       (88,000)
      Decrease (increase) in other assets                  2,000        (24,000)
      Increase (decrease) in accounts payable
        and accrued expenses                             156,000        (41,000)
      (Decrease) increase in interest payable             (1,000)       298,000
      (Decrease) increase in deferred rentals            (27,000)        (3,000)
                                                     -----------     ----------

Net cash used for operating activities                  (183,000)      (211,000)
                                                     -----------     ----------

Net cash used for investing activities:
  Construction in progress and improvements to
     Tower Park Marina                                  (114,000)       (80,000)
                                                     -----------     ----------

Cash flows from financing activities:
  Repayments of notes payable, net                       (21,000)       (55,000)
  Advances from affiliates, net                          373,000        329,000
  Increase in capitalized financing costs                (24,000)             -
                                                     -----------     ----------

Net cash provided by financing activities                328,000        274,000
                                                     -----------     ----------

Net increase (decrease) in cash                           31,000        (17,000)

Cash at the beginning of period                           27,000         25,000
                                                     -----------     ----------

Cash at the end of period                            $    58,000     $    8,000
                                                     ===========     ==========

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

      Reporting Requirement

      As prescribed by the Securities and Exchange Commission ("SEC") Release No. 34-42266, the Registrant's financial statements are required to be reviewed by the Registrant's independent auditors prior to being filed with the SEC. These financial statements were not reviewed by independent auditors.

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
                                                 ===========        ===========

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

3.    OTHER ASSETS

      Other assets at June 30, 2000 and December 31, 1999 are composed of the following:

                                                    2000                1999
                                                 -----------        ----------

      Inventory                                  $  246,000         $  175,000
      Capitalized financing costs                   154,000            130,000
      Other                                         123,000            125,000
                                                 ----------         -----------
                                                    523,000            430,000
      Accumulated amortization                      (30,000)           (14,000)
                                                 ----------         ----------

                                                 $  493,000         $  416,000
                                                 ==========         ===========

      Capitalized financing costs were incurred during 2000 in connection with the refinancing of Tower Park Marina. These costs are amortized over the loan term, five years. Amortization for the six months ended June 30, 2000 totaled $16,000.

4.    NOTES PAYABLE

      Notes payable at June 30, 2000 and December 31, 1999 consist of the following:

                                                    2000               1999
                                                 -----------        ----------
      Note payable secured by a deed
      of trust on Tower Park Marina              $ 2,067,000        $ 2,085,000

      Other                                           12,000            15,000
                                                 -----------        ----------

                                                 $ 2,079,000        $ 2,100,000
                                                 ===========        ===========

      At June 30, 2000 future principal payments are as follows:

                          Year
                          ----
                          2000                   $    24,000
                          2001                        49,000
                          2002                        50,000
                          2003                        52,000
                          2004                     1,904,000
                                                 -----------
                                                 $ 2,079,000

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

      In connection with funding the Partnership's operating deficits funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (10.5% at June 30, 2000). Total interest paid or accrued to Westrec for the six months ended June 30, 2000 and 1999 was $169,000 and $104,000, respectively.

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                  June 30, 2000
                                   (Unaudited)

      The revenues and expenses of the Partnership for the six months ended June 30, 2000 are generated solely from the operations of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California. As of June 30, 2000, Tower Park Marina had the following occupancies:

                                        Spaces         %
                                      Available     Occupied
                                      ---------    ----------
                        Wet slips      238 (1)        83.6%
                        Dry storage    147            85.7%
                        RV Park        136 (1)        86.0%

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

                                       DATED: April 6, 2001



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