Form 10-Q/A
period 2000-09-30
TOWER PARK MARINA INVESTORS LP
filed 2001-04-06
CIK 831491

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


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

NOTE:
Form 10Q has been amended to disclose that the Registrant's independent auditors have not reviewed the financial statements for the quarter ended September 30, 2000. Reference is made to Footnote #1, "Reporting Requirements".

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

    REPORTING REQUIREMENTS

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