Form 10-K405
period 2000-12-31
TOWER PARK MARINA INVESTORS LP
filed 2001-10-30
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2000 or
                          -----------------
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____________ to ______________

Commission file number 0-17672
                       -------

                       TOWER PARK MARINA INVESTORS, L.P.,
                        (FORMERLY PS MARINA INVESTORS I)
                        a California Limited Partnership
             (Exact name of registrant as specified in its charter)

           California                                         95-4137996
--------------------------------                        -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

            16633 Ventura Blvd., 6th Floor, Encino, California 91436
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (818) 907-0400
                                                           --------------
                      ------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                     See Index to Exhibits contained herein.

                                     PART I

ITEM 1.   Business.
          --------

          Forward Looking Statements
          --------------------------

          This 10-K Report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive, market and regulatory factors.

          General

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

          Registrant has entered into a management agreement with Westrec Marina Management, Inc. ("WMMI"), a California corporation and a wholly-owned subsidiary of Westrec Financial, whereby WMMI has agreed to manage Registrant's properties for monthly fees generally equal to 6% of gross revenues from the operation of Tower Park Marina. The management agreement is cancelable on 60 days' notice by either party with or without cause. WMMI also manages marina properties for other entities affiliated with the

General Partners and for unaffiliated third parties.

          Registrant was formed to acquire and improve existing marinas and related facilities and, to a lesser extent, to develop marina facilities. Marina facilities typically contain wet and/or dry boat storage facilities, gasoline sales facilities and may contain one or more related facilities such as a recreational vehicle ("RV") or campground facilities, boat trailer storage facilities, boat rental and sales facilities, restaurants or similar facilities, and boat supply and sundries stores. Substantially all of the Registrant's income is derived from the rental of wet and/or dry boat storage facilities and related facilities such as R.V. facilities and boat trailer storage facilities, and from the receipt of rental payments under leases or subleases.

          Registrant's principal investment objectives are to (1) preserve and protect Registrant's invested capital; (2) provide cash distributions from property operations; (3) maximize the potential for appreciation in value of Registrant's property; and (4) build up equity through the reduction of the mortgage loan on Registrant's property.

          The General Partners or an affiliate supervise the construction of improvements to Registrant's property. As of December 31, 2000 and 1999, Registrant owned one property, known as Tower Park Marina. Reference is made to
Item 2 for summary information about this property.

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

          In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Currently, the California Regional Water Quality Control Board has required groundwater sampling and monitoring on a quarterly basis. The Registrant continues to engage environmental consultants to perform the monitoring. At this time, the extent of contamination that exists is not known and as such the cost of remediation cannot be estimated. To date the Registrant has incurred $85,000 in monitoring costs. Included in cost of operations for the year ended December 31, 2000 is $21,000 of monitoring costs.

          Tower Park Marina is also subject to a variety of federal, state and local laws affecting the development or improvement of the property, including laws and regulations relating to environmental factors. Difficulties or failures in obtaining required approvals could delay or prevent any future improvement at the property.

          The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

          There are 34 persons who render service on behalf of Registrant on a full-time basis, and 10 persons who render services on a part-time basis. These persons include managers, assistant managers, relief managers, area managers, restaurant personnel, accounting, administrative and clerical personnel, construction, dock personnel and development and supervision personnel. The persons rendering services on a part-time basis may also render services on behalf of one or more of WMMI, Westrec Financial, other partnerships organized by Westrec Financial and other persons or entities owning properties managed by WMMI.

          The term of Registrant's Partnership Agreement is until the property has been sold and, in any event, not later than December 31, 2038.

ITEM 2.   Property.
          --------

          As of December 31, 2000, the Registrant owned Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. Tower Park Marina is situated on 44.5 acres, of which 14 acres are leased from the California State Lands Commission (the "CSLC Lease"). Tower Park Marina improvements and operations currently consist of the following: (a) 189 covered slips contained in 17 covered sheds; (b) 138 open slips; (c) end ties for approximately 18 boats; (d) an RV facility containing approximately 390 existing spaces; (e) a gas dock facility; (f) three warehouse buildings utilized as a restaurant and bar, store, boat sales offices, and maintenance shop containing three covered dry boat storage areas with capacity for approximately 70 boats; and (g) additional dry storage areas with capacity for approximately 77 boats. The covered boat slips at Tower Park Marina are typically rented on a month to month basis. Most of the open boat slips and the lineal boat dockage at Tower Park Marina are rented on a monthly, weekly or daily basis. The RV facility consists of permanent (rented on an annual basis) RV camping and transient RV camping. As of April 30, 2001, the permanent wet slip facilities (consisting of 239 slips) were approximately 78.7% leased and the permanent RV spaces (consisting of 136 spaces) were approximately 83.1% leased.

          The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 2000, rent expense for the CSLC Lease was $40,000.

          The acquisition of Tower Park Marina was financed through a note secured by a deed of trust secured by the property. This note was purchased by an affiliate of Mr. Hughes, formerly a general partner of the Registrant, in January 1995. The Registrant entered into an option agreement (which expired on April 10, 1996) to purchase the note from Mr. Hughes' affiliate at its cost ($1,700,000) plus carrying costs. Effective March 1, 1997 the Registrant entered into a new option agreement to purchase the note which expired on February 28, 1998. The Registrant paid $50,000 in February 1998 to extend the option period until February 28, 1999, and an additional $50,000 in February 1999 to extend the option period until February 28, 2000. The extension payments were applied as reductions in the principal amount due under the note. The principal and interest outstanding on the note at December 31, 1998 totaled $9,869,000. On

July 1, 1999 the Registrant completed the refinancing of Tower Park Marina and exercised its option to repay the note payable for $1,600,000. As a result, the Registrant recognized a gain of $8,515,000 from the forgiveness of debt for the year ended December 31, 1999. For additional details see Note (5) of the Notes to Financial Statements included in Item 14(a).

ITEM 3.   Legal Proceedings.
          -----------------

          None.
          ----

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

          As of December 31, 2000, WMMI has acquired 294 Units in the Registrant, representing 6.5% of the outstanding units at an average price of $197 per unit.

          Exclusive of the General Partners' interest in Registrant, as of December 31, 2000, there were approximately 966 Unit holders of record.

          If applicable, Registrant makes quarterly distributions of all "Cash Flow from Operations" and of all "Cash from Sales or Refinancing", subject to the provisions enumerated below. Cash Flow from Operations, as defined in the Registrant's Partnership Agreement, is the total cash receipts of the Registrant from the operations of the Registrant's business, which includes, but is not limited to, cash receipts from the rental of the Registrant's properties, and which excludes Cash from Sales or Refinancing, less: (i) all operating expenses other than non-cash expenses such as depreciation and amortization; (ii) all principal and interest payments on any loans or advances; (iii) any sums expended for capital improvements or replacements (excluding amounts paid from funds provided by capital contributions); and (iv) a cash reserve for working capital or other purposes, the amount of which shall be determined by the General Partners. Cash from Sales or Refinancing, as defined in the Partnership Agreement, is the net proceeds to Registrant from all sales, exchanges and refinancing of Registrant's properties, less payment of indebtedness relating to such properties and adequate cash reserves from such net proceeds for other obligations of Registrant for which there is no provision; however, Cash from Sales or Refinancing does not include any proceeds reinvested in properties.

          As a result of Registrant's continued operating deficits, distributions have been suspended since June 30, 1991. See Item 6 and 7 for a more detailed discussion of the Registrant's operating results.

ITEM 6.   Selected Financial Data.
          -----------------------

          The data set forth below should be read in connection with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands of dollars, except per unit information)

-------------------------------------------------------------------------------------------

For the Year                 2000        1999 (2)      1998 (2)      1997 (2)      1996 (2)

-------------------------------------------------------------------------------------------
Revenues                  $   3,331     $   3,027     $   2,666     $   2,719     $   3,485
                          =========     =========     =========     =========     =========

Net loss before
  extraordinary item      $    (428)    $    (581)    $  (1,090)    $    (845)    $    (132)

Gain on extinguishment
  of debt                        --         8,515            --            --            --
                          ---------     ---------     ---------     ---------     ---------

Net (loss) income         $    (428)    $   7,934     $  (1,090)    $    (845)    $    (132)
                          =========     =========     =========     =========     =========

Limited Partners' share        (424)        7,855        (1,079)         (837)         (131)

General Partners' share          (4)           79           (11)           (8)           (1)

Limited Partners'
  per unit data(1)

    Net loss before
    extraordinary item    $  (94.06)    $ (127.55)    $ (239.35)    $ (185.67)    $  (29.06)

Gain on extinguishment
  of debt                        --     $1,870.01            --            --            --
                          ---------     ---------     ---------     ---------     ---------

    Net income (loss)     $  (94.06)    $1,742.46     $ (239.35)    $ (185.67)    $  (29.06)
                          =========     =========     =========     =========     =========

    Cash Distributions           --            --            --            --            --

-------------------------------------------------------------------------------------------

As of December 31,           2000        1999 (2)      1998 (2)      1997 (2)      1996 (2)

-------------------------------------------------------------------------------------------
Total assets              $   3,549     $   3,373     $   3,203     $   3,071     $   3,074
                          =========     =========     =========     =========     =========
Mortgage notes
  payable                 $   2,056     $   2,100     $   6,670     $   6,729     $   6,736
                          =========     =========     =========     =========     =========

----------
  (1) Per unit data is based on the weighted average number of Units outstanding during each year, 4,508.
  (2) The years ended December 31, 1999, 1998, 1997 and 1996 have been restated to reflect the consolidation of Little Potato Slough Mutual Water Company (LPSMWC). See Notes 1 and 8 to the consolidated financial statements contained herein.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations.
---------------------

          In August 1988 the Registrant commenced an offering of up to 12,000 Units of limited partnership interest to the public at a price of $5,000 per Unit. The offering was terminated on November 27, 1989 after the sale of 4,508 Units.

          Tower Park Marina was purchased in February 1988 and as of December 31, 2000, $10,643,000 had been incurred in capital costs associated with its acquisition and subsequent improvement.

          The operations of the Registrant's marina are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions.

          2000 Compared to 1999
          ---------------------

          For the year ended December 31, 2000, the Registrant reported a net loss before extraordinary item of $428,000, an improvement of $153,000 over 1999. The improvement is primarily due to a $149,000 decline in interest expense. The savings in interest are the net result of completing the refinancing of Tower Park Marina in July 1999, offset by higher interest costs on advances from affiliates. Included in the net loss of $428,000 is $207,000 of depreciation and amortization. Excluding these non-cash items, the Registrant incurred a cash flow deficit of $221,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

          For the year ended December 31, 2000, the net operating cash flow (cash flow before debt service and partnership administrative costs) for Tower Park Marina was $304,000 compared to $309,000 in 1999. Tower Park Marina's slip rental revenues (which include both wet slip and dry storage revenues) increased $32,000 to $710,000 in 2000, which is attributable to higher levels of occupancies.

          RV park revenues increased $105,000 to $812,000 in 2000, due to higher occupancies and increased rates.

          In response to numerous customer complaints during 1999, management implemented a program to increase the operating hours of the restaurant and bar at Tower Park Marina. The increased level of operations resulted in a $105,000 increase in revenues in 2000 to $595,000, with net operating income from the restaurant improving $36,000 to $19,000. Due to the disappointing increase in revenues and operating income the restaurant operations were significantly curtailed beginning January 1, 2001. The Registrant has entered into a five year lease with an independent restaurant operator that commenced May 1, 2001. The lease requires payments of 4% of gross revenues (escalating to 7% by year four) with a minimum of $2,000 per month.

          Retail store revenues increased $51,000 to $452,000, with net operating income from retail sales increasing $15,000 to $103,000 in 2000.

          Fuel sales increased $43,000 to $252,000 due to higher costs and retail prices. Operating income from fuel sales rose $19,000 to $36,000 as a result of improved margins.

          Water and sewer revenues and expenses remained stable.

          Lease income decreased $54,000, due to the loss of the tenant that operated the boat repair facility. Effective January 2000, the Registrant is operating the boat repair facility while it attempts to secure an operator to lease the facility. For the year the boat repair operation generated $73,000 in revenue and incurred a net operating deficit of $21,000.

          Other income declined $48,000 due primarily to a $33,000 decline in special event income.

          Cost of operations increased $1,000, which was the net result of a $34,000 increase in insurance costs offset by reduced administrative costs.

          Interest expense declined $149,000, which was the net result of a $268,000 decline in interest on the note secured by Tower Park Marina, offset by a $119,000 increase in interest paid to affiliates because of higher outstanding balances and increased interest rates.

          Depreciation and amortization increased $44,000 in 2000 due to the amortization of new improvements at Tower Park Marina and a full year of amortization of capitalized financing costs.

          Management fees increased $16,000 in 2000 due to the increased revenues at Tower Park Marina.

          1999 Compared to 1998
          ---------------------

          For the year ended December 31, 1999, the Registrant reported a net loss before extraordinary item of $581,000, an improvement of $509,000 over 1998. Included in 1998 costs of operations was $261,000 of legal fees and settlement costs associated with the litigation brought by Mr. Leaman, the prior owner of Thunder Boat and Banyan Bay Marinas. The balance of the improvement is due primarily to the reduction in interest expense, which is the net benefit of refinancing Tower Park Marina in July 1999, offset by a $71,000 increase in interest paid to affiliates. Included in the net loss of $581,000 was $163,000 of depreciation and amortization and $301,000 of accrued interest on the original Tower Park Marina note payable that was forgiven when the note was refinanced in July 1999. Excluding these non-cash items, the Registrant incurred a cash flow deficit of $117,000. This deficit was covered by additional advances from the Corporate General Partner and by the deferral of management fee and interest payments due to the Corporate General Partner and/or its affiliates.

          For the year ended December 31, 1999, the net operating cash flow (cash flow before debt service and partnership administrative costs) for Tower Park Marina was $309,000 compared to $312,000 in 1998. Tower Park Marina's slip rentals declined $10,000 to $678,000 in 1999, which management believes is attributable to the stabilizing of the rental market.

          RV park revenues increased $82,000 to $707,000 in 1999, due to higher occupancies and a slight increase in rates.

          During 1999, in response to numerous customer complaints, management implemented a program to increase the operating hours of the restaurant and bar at Tower Park Marina. The increased level of operations resulted in a $99,000 increase in revenues in 1999 to $490,000, with net operating income from the restaurant declining $37,000 to a deficit of $17,000.

          Retail store revenues increased $57,000 to $401,000, with, net operating income from retail sales increasing $12,000 to $88,000 in 1999.

          Fuel sales increased $45,000 to $209,000 due to higher prices and volume. However, operating income declined $7,000 to $17,000 for the year.

          Water and sewer revenues remained stable, however, expenses increased $17,000 due to increased administrative costs.

          Lease income increased $48,000, due primarily to the leasing of space to a boat repair operator.

          Other income increased $38,000 to $141,000 due to an increase in special event income and a

$7,000 gain on sale of assets.

          Cost of operations declined $241,000 primarily due to 1998 including $261,000 paid in legal fees and settlement costs related to the Leaman litigation.

          Interest expense declined $200,000, which was primarily the net result of a $301,000 decline in interest on the note secured by Tower Park Marina, offset in part by a $71,000 increase in interest paid to affiliates because of higher outstanding balances and increased interest rates.

          Depreciation and amortization increased $31,000 in 1999 due to the amortization of new improvements at Tower Park Marina and the amortization of capitalized financing costs.

          Management fees increased $9,000 in 1999 due to the increased revenues at Tower Park Marina.

          Liquidity and Capital Resources
          -------------------------------

          Since its inception in 1988 the Registrant has operated at a deficit. These deficits have been partially covered by advances from the General Partners ($3,780,000 through December 31, 2000) and cash reserves. In addition, the Registrant had previously discontinued making debt service payments on substantially all of its notes payable.

          Between September 1991 and June 1999, no payments were made on the note payable secured by Tower Park Marina. During 1991, 1992, 1993 and 1994, the Registrant was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("the RTC"), to restructure or otherwise settle the note. In February 1994, the RTC foreclosed on Chandlers Landing Marina (also collateral for the note) by bidding $2,038,000 on its note at a foreclosure sale. In January 1995, the RTC sold the note to a third party. The note was then purchased by an affiliate of Mr. Hughes. The Registrant entered into an option agreement to purchase the note from the affiliate at its cost ($1,700,000) plus carrying costs, which expired on April 10, 1996. In connection with the substitution of a new general partner (Tower Park Marina Operating Corporation) for Mr. Hughes, the option agreement was extended until February 28, 1998. Registrant paid $50,000 in February 1998 to extend the option period until February 28, 1999 and an additional $50,000 in February 1999 to extend the option period until February 28, 2000 (see Item 3 above for additional details). Both extension payments were applied as reductions to the principal amount due.

          On July 1, 1999 the Registrant completed the refinancing of Tower Park Marina and exercised its option to repay the note payable for $1,600,000. As a result, the Registrant recognized a gain of $8,515,000 from the forgiveness of debt in 1999.

          The refinancing allowed the Registrant to repay liabilities and also provided up to $500,000 ($2,500,000 less the $2,000,000 originally funded under the note) for improvements to the property. An initial $100,000 of the $500,000 available for improvements was drawn in 1999, with the balance available to be drawn by January 31, 2001. During 2000, an additional $200,000 of improvements scheduled to be financed by the loan were made. However, due to the Registrant not meeting the financial requirements specified in the loan, the request for funding was denied and the period for making additional construction draw requests expired on January 31, 2001. The cost of making the improvements was covered by advances from an affiliate of the Corporate General Partner.

          Although the Registrant has spent in excess of $600,000 for capital improvements over the last three years, the operating results for Tower Park Marina remain virtually unchanged. Management believes that the leasing of the restaurant will have an immediate positive impact on the financial results of the property. In addition, management expects to expend an additional $200,000 on capital improvements during 2001. Management intents to focus these improvements on continued upgrading of the facilities used by both the boaters and campers.

          The CSLC Lease requires minimum quarterly payments of $10,000 and the note secured by Tower Park requires monthly payments of $23,000.

          Tower Park generated operating income of $304,000 in 2000, which reflects $146,000 of management fees paid to an affiliate of the Corporate General Partner. As payments to the Corporate General Partner or its affiliates can be deferred, as necessary, the amount available for making the Registrant's annual debt service payments of $276,000 was approximately $450,000. As expenditures for capital improvements are discretionary, the amount and timing of these expenditures can be adjusted based on the operating results and cash flow of the Registrant.

          Registrant's ability to continue to operate through 2001 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and either continued advances from the General Partners or the deferral of payments to the General Partners or their affiliates for management fees and interest. There can be no assurance that these conditions will be met or that the Registrant will be able to continue as a going concern.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

          The Registrant is exposed to changes in interest rates from its financing arrangement with its General Partners. The Registrant's mortgage note payable bears interest at a fixed rate. See Note 5 to the Financial Statements for terms, valuations, and principal maturity of the mortgage note as of December 31, 2000. Based on the market rate of the mortgage note, its fair value at December 31, 2000 is deemed to be $2,048,000.

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

          See Item 14b.

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

                             Office and Date      Business Experience
Name                 Age       of Election        During Past 5 Years
----                 ---  ----------------------  -------------------
Michael M. Sachs      60  President and Director  Mr. Sachs has been President,
                          of the Corporate        Secretary and Director of
                          General Partner (1990)  Westrec Financial and President
                          and of Tower Park       of Westrec Properties (1990).
                          Operating Corporation   Vice-President, Secretary and
                          (1997)                  Director of WMMI (1987). Mr.
                                                  Sachs is a director of New
                                                  Century Financial Corporation,
                                                  a residential mortgage
                                                  brokerage, since its inception
                                                  in 1995.

Jeffrey K. Ellis      40  Vice President (1990)   Mr. Ellis is also Vice President
                          and Chief Financial     (1990) and Chief Financial
                          Officer (1996) of the   Officer (1996) for Westrec
                          Corporate General       Financial, Inc., Westrec
                          Partner and Vice        Properties, Inc. and Westrec
                          President and Chief     Marina Management, Inc.
                          Financial Officer of
                          Tower Park Operating
                          Corporation (1997).

William W. Anderson   52  Director of the         Mr. Anderson is also the
                          Corporate General       President (1990) and Director
                          Partner (1990) and      (1995) of Westrec Marina
                          of Tower Park           Management, Inc. and is a
                          Operating               Director of Westrec Financial,
                          Corporation (1997).     Inc. (1996) and Westrec
                                                  Properties, Inc. (1996).

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

          Each director of the General Partners serves until he resigns or is removed from office by Westrec Properties or Westrec Financial, and may resign or be removed from office at any time with or without cause. Each officer of the General Partners serves until he resigns or is removed by the board of directors of that General Partner. Any such officer may resign or be removed from office at any time with or without cause. No such officer was selected as such pursuant to any arrangement or understanding between such officer and any other person.

          During 1995 two partnerships with which the Corporate General Partner is affiliated filed petitions under the United States Bankruptcy Code. First, on May 22, 1995, Washington, D.C. Associates, a general partnership ("WDCA"), filed a petition in the United States Bankruptcy Court for the District of Columbia. WDCA is wholly owned by two limited partnerships of which the Corporate General Partner is the managing general partner. Second, on June 28, 1995, Westrec Skipjack Partners, L.P., a limited partnership ("Skipjack"), filed a petition in the United States Bankruptcy Court for the District of Maryland. A subsidiary of Westrec Financial, Inc., the parent corporation of the Corporate General Partner, is the general partner of a limited partnership which in turn is the general partner of Skipjack. Both of these cases were concluded in 1996 with the properties being transferred to their respective lenders.

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

          To the Registrant's knowledge, based solely on review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Registrant were complied with.

ITEM 11.  Executive Compensation.
          ----------------------

          Registrant has no directors or officers. See Item 13 for a description of certain transactions between Registrant and its General Partners and their affiliates.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          (a) As of the date hereof, no person is known by Registrant to own beneficially more than 5% of the Units of limited partnership interest, other than those units acquired by WMMI as disclosed in item (b) below.

          (b)  Registrant has no officers or directors.

               As of December 31, 2000, the General Partners have contributed an aggregate of $1,000 to the capital of Registrant. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of Registrant. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties.

               Westrec Financial (which may be deemed a parent of Registrant) has two classes of stock outstanding, common stock and Convertible Participating Preferred Stock (the "Preferred Stock") which votes together with the common stock, except for the election of directors. Michael M. Sachs, an officer and director of Westrec Financial and the Corporate General Partner owns 100% of the common stock of Westrec Financial. As of December 31, 2000 there was no preferred stock outstanding.

          To date, WMMI has acquired 311 units (294 units at December 31, 2000) in the Registrant, representing 6.9% of the outstanding units. WMMI's business address is 16633 Ventura Boulevard, 6th Floor, Encino, California, 91436.

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

ITEM 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          The Registrant's prospectus included in SEC Registration Statement No. 33-21021 discloses that the General Partners and their affiliates are entitled to the following compensation:

          1. Acquisition and Development Fees to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for Registrant, in an amount equal to 6% of the purchase price or the cost of construction of the properties. Cumulative Acquisition and Development Fees paid to the General Partners and their affiliates through December 31, 2000 totaled $1,617,000, ($16,000 of which was paid in 2000).

          2. Loan Brokerage Fee to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2000 totaled $96,000 (none of which was paid in 2000).

          3. The Corporate General Partner made advances to Registrant during 1998, 1999 and 2000 to cover operating deficits and capital expenditures. At December 31, 2000, these advances totaled $3,780,000 and accrue interest at prime plus 1% (10.50% at December 31, 2000). Interest paid or accrued to the Corporate General Partner for 2000 totaled $356,000. 4. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed to reduce their share of any future distributions to 1%. No such distributions were made during 2000 and none are expected in 2001.

          Registrant and WMMI, a subsidiary of Westrec Financial, have entered into management agreements, a copy of the form of which is included as an exhibit to Registrant's Registration Statement, SEC Registration Statement No. 33-21021. Under the terms of those agreements, WMMI is entitled to receive as compensation for its management services a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the "Gross Revenue" from operations of the properties and (ii) 6% of the "Net Sales Revenue" from operations of the properties. The term "Gross Revenue" means all receipts (net of security deposits returned to the tenants) of Registrant from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term "Net Sales Revenue" means all receipts of Registrant from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of Registrant). The management fee will cover, without additional expense to Registrant, the time WMMI's executive officers expend on project management and WMMI's overhead costs such as its expenses for rent, utilities and servicing of Registrant's accounts payable. During 2000, $146,000 was paid or accrued by Registrant to WMMI pursuant to the management agreements.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

      a.  1.   Financial statements

          The financial statements listed in the accompanying Index to Financial Statements and Schedule hereof are filed as part of this report.

          2.   Financial statements schedule

          The financial statements schedule listed in the accompanying Index to Financial Statements and Schedule hereof are filed as part of this report.

          3.   Exhibits

          See Index to Exhibits contained herein.

      b.  Reports on Form 8-K

          The Registrant filed a Current Report on Form 8-K dated February 23, 2001 (filed March 1, 2001) as amended by Form 8-K/A dated March 1, 2001 (filed March 7, 2001), each pursuant to Item 4, which disclosed the dismissal of the Registrant's previous accountants and the engagement of new accountants. Also filed as Exhibits to the Form 8-K/A were letters from the Registrant's former and newly engaged accountants regarding their concurrence with certain statements made by the Registrant.

      c.  Exhibits

          See Index to Exhibits contained herein

                       TOWER PARK MARINA INVESTORS, L.P.,
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   Index to Financial Statements and Schedules
                                  (Item 14 (a))

                                                                              Page
                                                                              Reference
                                                                              ----------
Report of Vasquez & Company LLP, Independent Auditors                           F-1

Report of Ernst & Young LLP, Independent Auditors                               F-2

Consolidated Balance Sheets at December 31, 2000 and 1999                       F-3

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998                                              F-4

Consolidated Statements of Changes in Partners' Deficit for the years
  ended December 31, 2000, 1999 and 1998                                        F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                                              F-6

Notes to Consolidated Financial Statements                                      F-7 to F-18

Schedule

III - Real Estate and Accumulated Depreciation                                  F-19 to F-20

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Tower Park Marina Investors, L.P.,
(formerly PS Marina Investors I),
a California Limited Partnership
and Subsidiary

We have audited the accompanying consolidated balance sheet of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary (the Partnership), as of December 31, 2000, and the related consolidated statements of operations, partners' deficit, and cash flows for the year then ended. Our audit also included the financial statement schedule as of December 31, 2000 listed in the accompanying index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary as of December 31, 2000 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule as of December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth thereon.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 2 and 7, the Partnership's property is not generating a satisfactory level of cash flow and cash flow projections do not indicate significant improvement in the near term. These circumstances raise substantial doubt about the Partnership's ability to recover the carrying value of its assets (notwithstanding the writedown of the marina facility to its net realizable value) and to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

/s/ Vasquez & Company LLP

Los Angeles, California
March 23, 2001, except for Note 8 for which the date is September 27, 2001

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Tower Park Marina Investors, L.P.,
(formerly PS Marina Investors I),
a California Limited Partnership

We have audited the accompanying balance sheets of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the accompanying index at Item 14 (a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth thereon.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 2 and 7, the Partnership's property is not generating a satisfactory level of cash flow and cash flow projections do not indicate significant improvement in the near term. These circumstances raise substantial doubt about the Partnership's ability to recover the carrying value of its assets (notwithstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

                                                 /s/ Ernst & Young LLP

Los Angeles, California
March 25, 2000, except for Note 8, which date is September 27, 2001.

                        TOWER PARK MARINA INVESTORS, L.P
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31
                                                                     ---------------------------------------
                                                                          2000                      1999
                                                                     -------------             -------------
ASSETS                                                                                           (Restated)
------
Cash                                                                 $      70,000             $      80,000
Reserve fund                                                               233,000                   177,000
Accounts receivable                                                        112,000                   111,000
Tower Park Marina, net (Note 2)                                          2,642,000                 2,542,000
Water and sewer facilities, net (Note 3)                                   101,000                   109,000
Other assets, net (Note 4)                                                 391,000                   354,000
                                                                     -------------             -------------

                                                                     $   3,549,000             $   3,373,000
                                                                     =============             =============


LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses                                $     221,000             $     154,000
Interest payable                                                            16,000                    17,000
Payable to affiliates (Note 6)                                           3,780,000                 3,162,000
Deferred rentals                                                           111,000                   160,000
Notes payable (Note 5)                                                   2,056,000                 2,100,000
Commitments and contingencies (Note 7)                                         -                         -
                                                                     -------------             -------------

                                                                         6,184,000                 5,593,000
                                                                     -------------             -------------

Minority partners' interest                                                184,000                   171,000
                                                                     -------------             -------------

Partners' deficit:
  Limited partners' deficit, $5,000
    per unit, 4,508 units authorized, issued
    and outstanding                                                     (1,930,000)               (1,506,000)
  Deferred contributions                                                   (76,000)                  (76,000)
                                                                     -------------             -------------
                                                                        (2,006,000)               (1,582,000)
  General partners' deficit                                               (813,000)                 (809,000)
                                                                     -------------             -------------
    Total partners' deficit                                             (2,819,000)               (2,391,000)
                                                                     -------------             -------------

                                                                     $   3,549,000             $   3,373,000
                                                                     =============             =============

           See accompanying notes and report of independent auditors.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 2000, 1999 and 1998

                                                        2000                        1999                      1998
                                                    ------------                ------------             -------------
Revenues:                                                                        (Restated)                (Restated)
   Slip rentals                                       $  710,000                 $   678,000              $    688,000
   RV Parking                                            812,000                     707,000                   625,000
   Restaurant and bar                                    595,000                     490,000                   391,000
   Retail store                                          452,000                     401,000                   344,000
   Fuel service                                          252,000                     209,000                   164,000
   Water and sewer                                       190,000                     193,000                   191,000
   Lease                                                 154,000                     208,000                   160,000
   Boat service                                           73,000                           -                         -
   Other income                                           93,000                     141,000                   103,000
                                                     -----------                 -----------              ------------
                                                       3,331,000                   3,027,000                 2,666,000
                                                     -----------                 -----------              ------------
Expenses:
   Slip rental                                            64,000                      48,000                    44,000
   RV parking                                            112,000                     109,000                   103,000
   Restaurant and bar                                    576,000                     507,000                   371,000
   Retail store                                          349,000                     313,000                   268,000
   Fuel service                                          216,000                     192,000                   140,000
   Water and sewer                                       155,000                     157,000                   140,000
   Boat service                                           94,000                           -                         -
   Cost of operations                                  1,275,000                   1,274,000                 1,515,000
   Interest expense                                      552,000                     701,000                   901,000
   Depreciation and amortization                         207,000                     163,000                   132,000
   Minority partners interest                             13,000                      14,000                    21,000
   Management fees (Note 6)                              146,000                     130,000                   121,000
                                                     -----------                 -----------              ------------
                                                       3,759,000                   3,608,000                 3,756,000
                                                     -----------                 -----------              ------------

Net loss before extraordinary item                      (428,000)                   (581,000)               (1,090,000)

Gain on extinguishment of debt                                 -                   8,515,000                         -
                                                     -----------                 -----------              ------------

Net (loss) income                                      $(428,000)                 $7,934,000               $(1,090,000)
                                                     ===========                 ===========              ============

Allocation of net (loss) income:
Limited Partners'                                      $(424,000)                 $7,855,000               $(1,079,000)
General Partners'                                         (4,000)                     79,000                   (11,000)
                                                     -----------                 -----------              ------------

                                                       $(428,000)                 $7,934,000               $(1,090,000)
                                                     ===========                 ===========              ============

Limited Partners' net (loss) income per unit:
     Before extraordinary item                         $  (94.06)                 $  (127.55)              $   (239.35)
     Extraordinary item                                        -                    1,870.01                         -
                                                     -----------                 -----------               -----------

     Net (loss) income                                $   (94.06)                $  1,742.46              $    (239.35)
                                                     ============                ===========               ===========

           See accompanying notes and report of independent auditors.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

              For the years ended December 31, 2000, 1999 and 1998

                                                           General               Limited
                                                           Partners               Partners               Total
                                                        -------------           ------------        -------------
Balance at December 31, 1997,
    as previously reported                               $   (878,000)          $ (8,442,000)        $ (9,320,000)

Prior Period Adjustment                                         1,000                 84,000               85,000
                                                         ------------           ------------         ------------


Balances at December 31, 1997 (Restated)                     (877,000)            (8,358,000)          (9,235,000)

Net loss (Restated)                                           (11,000)            (1,079,000)          (1,090,000)
                                                         ------------           ------------         ------------

Balances at December 31, 1998 (Restated)                     (888,000)            (9,437,000)         (10,325,000)

Net income (Restated)                                          79,000              7,855,000            7,934,000
                                                         ------------           ------------         ------------

Balances at December 31, 1999 (Restated)                     (809,000)            (1,582,000)          (2,391,000)

Net loss                                                       (4,000)              (424,000)            (428,000)
                                                         ------------           ------------         ------------

Balances at December 31, 2000                            $   (813,000)          $ (2,006,000)        $ (2,819,000)
                                                         ============           ============         ============

           See accompanying notes and report of independent auditors.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2000, 1999 and 1998

                                                                2000             1999         1998
                                                             -----------      -----------  ----------
Cash flows from operating activities:                                         (Restated)   (Restated)
    Net income (loss)                                        $  (428,000)     7,934,000    $(1,090,000)
    Adjustments to reconcile net income (loss) to net cash
        used for operating activities:
      Depreciation and amortization                              207,000        163,000        132,000
      Minority partners interest                                  13,000         14,000         21,000
      Forgiveness of debt                                              -     (8,515,000)             -
      (Increase) decrease in accounts receivable                  (1,000)       122,000        (55,000)
      Increase in other assets                                   (66,000)      (136,000)       (53,000)
      Increase (decrease) in accounts payable
           and accrued expenses                                   67,000       (382,000)         7,000
      (Decrease) increase in interest payable, net                (1,000)       318,000        601,000
      Decrease in deferred rentals                               (49,000)       (37,000)        (5,000)
                                                             -----------    -----------    -----------

Cash flow used for operating activities                         (258,000)      (519,000)      (442,000)
                                                             -----------    -----------    -----------

Cash flows from investing activities:

    Improvements to marina facilities                           (270,000)      (264,000)      (101,000)
    Improvements to water and sewer facilities                         -         (9,000)        (4,000)
    Increase in reserve fund                                     (56,000)       (19,000)       (32,000)
                                                             -----------    -----------    -----------

Cash flow used for investing activities                         (326,000)      (292,000)      (137,000)
                                                             -----------    -----------    -----------

Cash flows from financing activities:

    Proceeds from notes payable                                        -      2,118,000              -
    Repayments of notes payable                                  (44,000)    (1,673,000)       (59,000)
    Advances from affiliates, net                                618,000        392,000        658,000
                                                             -----------    -----------    -----------

Net cash provided by financing activities                        574,000        837,000        599,000
                                                             -----------    -----------    -----------

Net (decrease) increase in cash                                  (10,000)        26,000         20,000

Cash at the beginning of year                                     80,000         54,000         34,000
                                                             -----------    -----------    -----------

Cash at the end of year                                      $    70,000    $    80,000    $    54,000
                                                             ===========    ===========    ===========


           See accompanying notes and report of independent auditors.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

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

     Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company, ("LPSMWC"). All significant inter-company transactions and balances have been eliminated in the consolidation. Certain reclassifications of prior year amounts have been made to conform to the presentation adopted for 2000.

     Tower Park Marina Investors, L.P. was organized on January 6, 1988 and elected a December 31 year end for tax reporting and financial reporting purposes. Little Potato Slough Mutual Water Company was organized on March 8, 1982 and elected a February 28 year end for tax reporting and financial reporting purposes. The Company acquired a majority interest in Little Potato Slough Mutual Water Company. The Subsidiary's February 28 financial statements are consolidated with the December 31 financial statements of the Company since the difference in reporting periods is not more than 93 days. There are no intervening events which may materially affect the financial position or results of operations.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

1.   Summary of Significant Accounting Policies and Partnership Matters
     ------------------------------------------------------------------
     (continued)
     -----------

     Reserve Fund
     ------------

     The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. At December 31, 2000 the reserve fund balance was $233,000.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Revenue Recognition
     -------------------

     Revenue from slip rentals and RV Parking are recognized over the length of the contract term. Restaurant, retail and fuel service reveFnues are recognized at point of sale.

     In 2000, the Partnership adopted the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, which establishes guidelines for applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not affect the results of operations or financial position of the Partnership.

     Net Realizable Value Reserve
     ----------------------------

     As of December 31, 2000 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina. The reserve represents an aggregate cost adjustment to individual assets in compliance with SFAS 121 and no restoration of this previously recognized reserve is permitted in accordance with paragraph 11 of this guidance.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

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

     Tower Park Marina is stated at cost to the Partnership less a net realizable value reserve. Depreciation is calculated on a straight-line basis. Depreciable lives for the major asset categories are as follows:

          Asset Category                                Depreciable Life
          --------------                                ----------------

          Buildings                                            20 years
          Improvements                                         20 years
          Floating docks                                        7 years
          Furniture, fixtures and equipment                     7 years
          Leasehold interest                              life of lease

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

1.   Summary of Significant Accounting Policies and Partnership Matters
     ------------------------------------------------------------------
     (continued)
     -----------

     Taxes Based on Income
     ---------------------

     Taxes based on income are the responsibility of the individual partners and, accordingly, are not reflected in the accompanying financial statements.

     Segment Reporting
     -----------------

     Effective January 1, 1998, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position but did affect the disclosure of segment information, as presented in Note 9.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

2.   Tower Park Marina
     -----------------

     Tower Park Marina, located in the Sacramento - San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $16,000 and $15,000 for the year ended December 31, 2000 and 1999, respectively. At December 31, Tower Park Marina comprised the following:

                                                       2000                1999
                                                    ---------            ---------

     Land                                         $  1,040,000         $  1,040,000
     Buildings                                       2,125,000            2,111,000
     Improvements                                    2,237,000            2,230,000
     Floating docks                                  3,048,000            2,831,000
     Furniture, fixtures and equipment               1,252,000            1,220,000
     Leasehold interest                                941,000              941,000
                                                  ------------         ------------
                                                    10,643,000           10,373,000
     Less accumulated depreciation
       and amortization                             (5,808,000)          (5,638,000)
                                                  ------------         ------------
                                                     4,835,000            4,735,000

     Net realizable value reserve                   (2,193,000)          (2,193,000)
                                                  ------------         ------------

                                                  $  2,642,000         $  2,542,000
                                                  ============         ============

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

3.   Water and sewer facilities
     --------------------------

     Water and sewer facilities at December 31, consist of the following:

                                                                   2000                  1999
                                                                ----------            -----------
     Water and sewer equipment                                  $  169,000            $  169,000
     Less accumulated depreciation                                 (68,000)              (60,000)
                                                                ----------            ----------
                                                                $  101,000            $  109,000
                                                                ==========            ==========

4.   Other Assets
     ------------

     Other assets at December 31, consist of the following:

                                                                   2000                   1999
                                                                ----------            ----------
     Inventory                                                  $  207,000            $  175,000
     Capitalized financing costs                                   152,000               130,000
     Other                                                          75,000                63,000
                                                                ----------            ----------
                                                                   434,000               368,000
     Accumulated amortization                                      (43,000)              (14,000)
                                                                ----------            ----------
                                                                $  391,000            $  354,000
                                                                ==========            ==========

     Capitalized financing costs were incurred during 1999 in connection with the refinancing of Tower Park Marina. These costs are amortized over the loan term, five years.

     Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

5.   Notes Payable
     -------------

     Notes payable at December 31, consist of the following:

                                                       2000               1999
                                                   -----------        -----------
     Note payable secured by a deed
     of trust on Tower Park Marina                 $ 2,048,000        $ 2,085,000

     Other                                               8,000             15,000
                                                   -----------        -----------

                                                   $ 2,056,000        $ 2,100,000
                                                   ===========        ===========


     At December 31, 2000 future principal payments are as follows:

                      Year
                      ----

                      2001                         $    47,000
                      2002                              47,000
                      2003                              49,000
                      2004                           1,913,000
                                                   -----------

                                                   $ 2,056,000
                                                   ===========


     Between September 1991 and June 1999, no payments had been made on the note collateralized by Tower Park Marina. Throughout 1991, 1992, 1993 and 1994, the Partnership was involved in various negotiations with the lender, a financial institution, and its successor, Resolution Trust Corporation ("RTC"), to restructure or otherwise settle the note. In January 1995, the RTC sold the note as part of a sales initiative to a third party. The note was immediately sold to an affiliate of the individual general partner. The Partnership entered into an option agreement to purchase the note from its then current holder for its cost ($1,700,000) plus carrying costs which expired on April 10, 1996. In connection with the substitution of Tower Park Marina Operating Corporation for Mr. Hughes as General Partner, the affiliate of Mr. Hughes which held the note, entered into a new option agreement with the Partnership, which allowed the Partnership to purchase the note collateralized by Tower Park Marina, for the affiliate's cost, $1,700,000, plus $68,000 of accrued unpaid interest.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

5.   Notes Payable (continued)
     -------------------------

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

     The new note payable was for an initial amount of $2,000,000, with an additional $500,000 available to make improvements to the property. As of December 31, 2000, $100,000 had been borrowed for capital improvements. The period of time to borrow the remaining $400,000 for capital improvements expired on January 31, 2001 with no additional amounts being drawn. The loan accrues interest at 9.34% and requires monthly principal and interest payments of $23,000. The loan is due on July 1, 2004.

     Interest paid on these notes for the year ended December 31, 2000, 1999, 1998 was $196,000, $147,000, and $133,000, respectively.

     In connection with the refinancing of the Partnership's note payable during 1999 the General Partner was paid a loan brokerage fee of $25,000.

     Based on the market rate of the mortgage note, the fair value at December 31, 2000 is deemed to be the carrying value.

6.   Related Party Transactions
     --------------------------

     The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marinas' monthly gross revenues (as defined). Management fees for the year ended December 31, 2000, 1999 and 1998 were $146,000, $130,000 and $121,000, respectively.

     In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (10.50% at December 31, 2000). Total interest paid or accrued to Westrec for the year ended December 31, 2000, 1999, and 1998 was $356,000, $237,000 and
     $166,000, respectively.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

7.   Commitments and Contingencies
     -----------------------------

     The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

     In September 1994, Mr. Leaman, the prior owner of ThunderBoat and Banyan Bay Marinas, filed suit alleging that the Partnership had failed to pay him $1,100,000 of additional consideration relating to the Partnership's purchase of ThunderBoat and Banyan Bay Marinas. In connection with the purchase of these properties from Mr. Leaman in 1989, the Partnership entered into an employment agreement that provided that Mr. Leaman would be entitled to earn a bonus, payable over three years. The maximum bonus that Mr. Leaman could have earned was $1,100,000. Mr. Leaman resigned from his employment in less than one year. Mr. Leaman has alleged that the bonus was intended to be deferred consideration due from his sale of the properties to the Partnership. This case was settled in October 1998 with the Partnership incurring legal fees of and settlement costs totaling $261,000.

     In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Currently, the Partnership is required to perform quarterly groundwater sampling and monitoring. Environmental consultants have been engaged to perform this sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation; consequently no loss accrual has been made in the financial statements. To date the Partnership has incurred $85,000 in monitoring fees. Included in cost of operations at December 31, 2000 is $21,000 of monitoring fees.

     The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $40,000, $40,000 and $33,000, respectively, for the years ended December 31, 2000, 1999 and 1998.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

7.   Commitments and Contingencies (continued)
     -----------------------------------------

     Future minimum lease payments under this lease are as follows:

                      Year
                      ----
                      2001                   $  40,000
                      2002                      40,000
                      2003                      40,000
                      2004                      40,000
                      2005                      40,000
                      Thereafter               724,000
                                             ---------

                                             $ 924,000
                                             =========

     The Partnership's ability to continue to operate through 2001 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management's plans include the expenditure of approximately $200,000 (unaudited) in additional repairs and capital improvements during 2001, which management believes will continue to improve the operations of the property. In addition, the restaurant has been leased effective May 1, 2001 to an independent operator. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

8.   Prior Period Adjustment
     -----------------------

     The Partnership has a 51% ownership interest in Little Potato Slough Mutual Water Company ("LPSMWC"). LPSMWC supplies and distributes water to its shareholders and operates a sewer system and drainage canals for use by its shareholders. The 51% interest was accounted for as an investment under the equity method in prior years and not consolidated. Additionally, the Partnership had expensed capital assessments paid to LPSMWC. As a result of the error, the balance sheet as of December 31, 1999 and the related statements of operations for the years ended December 31, 1999 and 1998 have been restated to consolidate LPSMWC and to adjust net income (loss) and Partners' Equity.

                                                     As Previously
                                                        Reported      Adjustment     As Restated
                                                     -------------    ----------     -----------
     For the Year Ended December 31, 1999:
         Total Assets                                $ 3,082,000      $ 291,000      $ 3,373,000
                                                     ===========      =========      ===========

         Total Partners' Deficit                     $(2,505,000)     $ 114,000      $(2,391,000)
                                                     ===========      =========      ===========

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

8.   Prior Period Adjustment (continued)
     -----------------------------------

                                                                 As Previously
                                                                   Reported          Adjustment         As Restated
                                                                 -------------       ----------         -----------
     For the Year Ended December 31, 1999:
         Net income (loss) before extraordinary item             $    (589,000)    $       8,000      $     (581,000)
         Gain on extinguishment of debt                              8,515,000               -             8,515,000
                                                                 -------------     -------------      --------------
         Net income                                              $   7,926,000     $       8,000      $    7,934,000
                                                                 =============     =============      ==============

         Limited Partners' net income (loss) per unit:

         Net income (loss) before extraordinary item             $     (129.33)    $        1.77      $      (127.55)
         Gain on extinguishment of debt                               1,870.01               -              1,870.01
                                                                 -------------     -------------      --------------
         Net income                                              $    1,740.68     $        1.77      $     1,742.46
                                                                 =============     =============      ==============

     For the Year Ended December 31, 1998:
         Net income (loss)                                       $  (1,111,000)    $      21,000      $   (1,090,000)
                                                                 =============     =============      ==============

         Limited Partners' net income (loss) per unit:
         Net income (loss)                                       $     (244.01)    $        4.66      $      (239.35)
                                                                 =============     =============      ==============


9.   Segment Reporting
     -----------------

     The Partnership has been aggregated into five reportable business segments, (Slip rentals, RV parking, Restaurant, Retail sales, and Fuel services): Slip rentals comprise the wet boat slip rentals and dry boat storage operations at the marina. RV parking represents both long term and transient recreational vehicle parking at the campgrounds adjacent to the marina. The Restaurant segment consists of both the restaurant and bar operations at the marina. Retail sales segment consists of the operations of the retail boat supply and sundries store at the marina. The Fuel service segment reports the operations of the fuel dock at the marina.

     The accounting policies of the reportable segments are the same as those described in summary of significant accounting policies. The Company evaluates the performance of its operating segments based on income from operations before depreciation and amortization.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" line item includes results of insignificant operations and as it relates to segment profit (loss), income and expenses not allocated to reportable segments.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

9.   Segment Reporting (continued)
     -----------------------------
     Segment Information (in 000's)                     2000                 1999                1998
                                                       ------              -------              -------
     Revenues
     --------
     Slip Rental                                          710                  678                  688
     RV Parking                                           812                  707                  625
     Restaurant                                           595                  490                  391
     Retail Sales                                         452                  401                  344
     Fuel Service                                         252                  209                  164
     Other                                                510                  542                  454
                                                       ------              -------              -------
        Total Consolidated Revenues                     3,331                3,027                2,666
                                                       ------              -------              -------

     Depreciation
     ------------
     Slip Rental                                           32                   14                   10
     RV Parking                                            18                   18                   18
     Restaurant                                             8                    7                    7
     Retail Sales                                           -                    -                    -
     Fuel Service                                           -                    -                    -
     Unallocated amount (2)                               149                  124                   97
                                                       ------              -------              -------
        Total Consolidated Depreciation                   207                  163                  132
                                                       ------              -------              -------

     Profit (Loss)
     -------------
     Slip Rental                                          614                  616                  634
     RV Parking                                           682                  580                  504
     Restaurant                                            11                  (24)                  13
     Retail Sales                                         103                   88                   76
     Fuel Service                                          36                   17                   24
     Other (1)                                         (1,874)              (1,858)              (2,341)
                                                       ------              -------              -------
        Total Income Before Extraordinary Item           (428)                (581)              (1,090)
                                                       ------              -------              -------

     Assets
     ------
     Slip Rental                                          263                   78
     RV Parking                                           265                  283
     Restaurant                                            47                   48
     Retail Sales                                          96                   81
     Fuel Service                                          22                   12
     Unallocated amount (2)                             2,856                2,871
                                                       ------              -------
        Total Consolidated Assets                       3,549                3,373
                                                       ------              -------

     (1) These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

     (2) Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

                         TOWER PARK MARINA INVESTORS LP
                        a California Limited Partnership

                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                        Cost
                                                                                    Subsequent to
                                                                Initial Cost         Acquisition
                                                                ------------         -----------

Date                                                                    Buildings &   Buildings &
Acquired    Description                    Encumbrances     Land        Improvement   Improvements
--------    -----------                    ------------     ----        -----------   ------------
02/88       Tower Park                     $ 2,085,000   $ 1,040,000   $ 6,213,000   $ 3,390,000
            Net Realizable Value Reserve

                                            -----------   -----------   -----------   -----------
                                           $ 2,085,000   $ 1,040,000   $ 6,213,000   $ 3,390,000
                                           ===========   ===========   ===========   ===========

                                                  Gross Carrying Amount at December 31, 2000
                                                  ------------------------------------------

                                                        Buildings &                 Accumulated
                                              Land      Improvements     Total      Depreciation
                                              ----      ------------     -----      ------------
02/88       Tower Park                     $ 1,040,000   $ 9,603,000   $10,643,000   $ 5,808,000
            Net Realizable Value Reserve                                (2,193,000)            0

                                           -----------   -----------   -----------   -----------
                                           $ 1,040,000   $ 9,603,000   $ 8,450,000   $ 5,808,000
                                           ===========   ===========   ===========   ===========

                         TOWER PARK MARINA INVESTORS LP
                        a California Limited Partnership

                         SCHEDULE III - REAL ESTATE AND
                      ACCUMULATED DEPRECIATION (continued)


REAL ESTATE RECONCILIATION
                                              Year Ended December 31,
                                       ------------------------------------
                                          2000         1999         1998
                                       ----------   ----------   ----------

Balance at beginning of the year       $8,180,000   $7,916,000   $7,815,000

Contruction in progress and
  improvements to facilities
  during the year                         270,000      264,000      101,000

Acquisitions during the year

Deductions during the year

                                       ----------   ----------   ----------

Balance at the end of the year         $8,450,000   $8,180,000   $7,916,000
                                       ==========   ==========   ==========


ACCUMULATED DEPRECIATION RECONCILIATION
                                              Year Ended December 31,
                                       ------------------------------------
                                          2000         1999         1998
                                       ----------   ----------   ----------

Balance at beginning of the year       $5,638,000   $5,497,000   $5,373,000

Additions during the year:
  Depreciation                            170,000      141,000      124,000

Deductions during the year
                                       ----------   ----------   ----------

Balance at the end of the year         $5,808,000   $5,638,000   $5,497,000
                                       ==========   ==========   ==========


The aggregate cost for Federal income tax purposes is $ 10,643,000.

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

                                TOWER PARK MARINA INVESTORS, L.P.,
                                (formerly PS MARINA INVESTORS I),
                                a California Limited Partnership

Dated:  October 30, 2001        By:  Westrec Investors, Inc.,
                                     ------------------------
                                (formerly PS MARINA INVESTORS, INC.)
                                ------------------------------------
                                General Partner

                                     By: /s/ Michael M. Sachs
                                         ---------------------
                                         President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                              Capacity                       Date
     ---------                              --------                       ----
/s/ Michael M. Sachs         President, Secretary and Director of     October 30, 2001
--------------------
Michael M. Sachs             Westrec Investors, Inc., the Corporate
                             General Partner of the Registrant
                             (principal executive officer)

/s/ William W. Anderson      Director of Westrec Investors, Inc.,     October 30, 2001
-----------------------
William W. Anderson          the Corporate General Partner of the
                             Registrant.

/s/ Jeffrey K. Ellis         Vice President and Chief Financial       October 30, 2001
--------------------
Jeffrey K. Ellis             Officer of Westrec Investors, Inc.,
                             the Corporate General Partner of the
                             Registrant (principal financial
                             officer and principal accounting
                             officer)

                                INDEX TO EXHIBITS
                                -----------------

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

        (G) Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (incorporated herein by reference).

        (H) Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (incorporated herein by reference).