Form 10-Q
period 2001-03-31
TOWER PARK MARINA INVESTORS LP
filed 2001-12-14
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        _________________________________

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)

                     Of the Securities Exchange Act of 1934

                        _________________________________

For Quarter Ended                                               Commission File
-----------------                                               ---------------
March 31, 2001                                                   Number 0-17672

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


         16633 Ventura Boulevard, 6/th/ Floor, Encino, California 91436
      ---------------------------------------------------------------------
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

              X
         ----------                   __________
            Yes                           No

                                      INDEX
                                      -----

PART I.     FINANCIAL INFORMATION                                 PAGE REFERENCE


      Consolidated Balance Sheets at March 31, 2001 and
        December 31, 2000                                                 2


      Consolidated Statements of Operations for the three month
        periods ended March 31, 2001 and 2000                             3


      Consolidated Statements of Cash Flows for the three month
        periods ended March 31, 2001 and 2000                             5


      Notes to Consolidated Financial Statements                       6-17


      Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                       18




PART II     OTHER INFORMATION                                            19

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                           CONSOLIDATED BALANCE SHEETS

                                                        March 31       December 31
                                                          2001            2000
                                                      ------------    ------------
                                                       (Unaudited)
ASSETS
------

Cash                                                  $     50,000    $     70,000
Reserve fund                                               241,000         233,000
Accounts receivable                                        138,000         112,000
Tower Park Marina, net (Note 2)                          2,645,000       2,642,000
Water and sewer facilities, net (Note 3)                    99,000         101,000
Other assets, net (Note 4)                                 371,000         391,000
                                                      ------------    ------------

                                                      $  3,544,000    $  3,549,000
                                                      ============    ============


LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses                 $    231,000    $    221,000
Interest payable                                            16,000          16,000
Payable to affiliates                                    3,990,000       3,780,000
Deferred rentals                                           113,000         111,000
Notes payable (Note 5)                                   2,045,000       2,056,000
Commitments and contingencies                                  -               -
                                                      ------------    ------------
                                                         6,395,000       6,184,000

Minority partners' interest                                181,000         184,000

Partners' deficit:
  Limited partners' deficit, $50,000
     per unit, 4,508 units authorized
     issued and outstanding                             (2,141,000)     (1,930,000)
  Less deferred contributions                              (76,000)        (76,000)
                                                      ------------    ------------
                                                        (2,217,000)     (2,006,000)
  General partners' deficit                               (815,000)       (813,000)
                                                      ------------    ------------
  Total partners' deficit                               (3,032,000)     (2,819,000)
                                                      ------------    ------------

                                                      $  3,544,000    $  3,549,000
                                                      ============    ============

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the three month periods ended March 31, 2001 and 2000
                                   (Unaudited)

                                                          2001                       2000
                                                      ------------               ------------
Revenues:

  Slip rentals                                        $    168,000               $    161,000
  RV parking                                               163,000                    133,000
  Retail store                                              49,000                     38,000
  Fuel service                                              27,000                     22,000
  Water and sewer                                           37,000                     38,000
  Lease                                                     38,000                     38,000
  Other income                                              27,000                     21,000
                                                      ------------               ------------

                                                           509,000                    451,000
                                                      ------------               ------------
Expenses:

  Slip rentals                                              14,000                     13,000
  RV parking                                                29,000                     18,000
  Retail store                                              51,000                     37,000
  Fuel service                                              30,000                     24,000
  Water and sewer                                           45,000                     41,000
  Cost of operations                                       319,000                    283,000
  Interest expense                                         139,000                    130,000
  Depreciation and amortization                             57,000                     46,000
  Management fees (Note 6)                                  25,000                     25,000
  Minority partners' interest                               (3,000)                    (1,000)
                                                      ------------               ------------

                                                           706,000                    616,000
                                                      ------------               ------------

Loss from continuing operations                       $   (197,000)              $   (165,000)

Loss from discontinued operations                          (16,000)                   (17,000)
                                                      ------------               ------------

Net loss                                              $   (213,000)              $   (182,000)
                                                      ============               ============

Allocation of net loss:
Limited Partners'                                     $   (211,000)              $   (180,000)
General Partners'                                           (2,000)                    (2,000)
                                                      ------------               ------------

                                                      $   (213,000)              $   (182,000)
                                                      ============               ============

(continued next page)

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the three month periods ended March 31, 2001 and 2000
                                   (Unaudited)

                                                2001             2000
                                             ---------        ----------


Limited Partners' net loss per unit:

Loss from continuing operations            $    (43.26)      $    (36.38)
Loss from discontinued operations              (  3.55)           ( 3.55)
                                           -------------     -----------

Net loss                                   $    (46.81)      $    (39.93)
                                           ============      ===========

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the three month periods ended March 31, 2001 and 2000
                                   (Unaudited)


                                                          2001              2000
                                                       ----------      -------------
Cash flows from operating activities:
  Net loss                                             $(213,000)      $   (182,000)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
      Depreciation and amortization                       57,000             48,000
      Minority partners' interest                         (3,000)            (1,000)
      Increase in accounts receivable                    (26,000)            (7,000)
      Decrease (increase) in other assets                 13,000            (48,000)
      Increase in accounts payable and
         accrued expenses                                 10,000            103,000
      Increase (decrease) in deferred rentals              2,000            (22,000)
                                                       ---------       ------------

Cash flow used for operating activities                 (160,000)          (109,000)
                                                       ---------       ------------

Cash flow from investing activities:

  Improvements to marina facilities                      (51,000)           (12,000)
  Improvements to water and sewer facilities                   -                  -
  Increase in reserve fund                                (8,000)            (8,000)
                                                       ---------       ------------

Cash flow used for investing activities                  (59,000)           (20,000)
                                                       ---------       ------------

Cash flows from financing activities:

  Increase in capitalized financing costs                      -            (35,000)
  Repayments of notes payable                            (11,000)           (11,000)
  Advances from affiliates, net                          210,000            186,000
                                                       ---------       ------------

Net cash provided by financing activities                199,000            140,000
                                                       ---------       ------------

Net (decrease) increase in cash                          (20,000)            11,000

Cash at the beginning of period                           70,000             80,000
                                                       ---------       ------------

Cash at the end of period                              $  50,000       $     91,000
                                                       =========       ============

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FEDERAL INCOME TAX BASIS

                                 March 31, 2001
                                   (Unaudited)

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

      Principles of Consolidation
      ---------------------------

      The accompanying consolidated financial statements include the accounts of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company ("LPSMWC"). All significant inter-company transactions and balances have been eliminated in the consolidation. Certain reclassifications of prior year amounts have been made to conform to the presentation adopted for 2001.

      Tower Park Marina Investors, L.P. was organized on January 6, 1988 and elected a December 31 year end for tax reporting and financial reporting purposes. Little Potato Slough Mutual Water Company (the "Subsidiary") was organized on March 8, 1982 and elected a February 28 year end for tax reporting and financial reporting purposes. The Company acquired a majority interest in Little Potato Slough Mutual Water Company. The Subsidiary's February 28 financial statements are consolidated with the December 31 financial statements of the Company since the difference in reporting periods is not more than 93 days. There are no intervening events which may materially affect the financial position or results of operations.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

1.  Summary of Significant Accounting Policies and Partnership Matters
    ------------------------------------------------------------------
    (continued)
     ---------

    Reserve Fund
    ------------

    The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. At March 31, 2001 the reserve fund balance was $ 241,000.

    Use of Estimates
    ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

    Revenue Recognition
    -------------------

    Revenue from slip rentals and RV Parking are recognized over the length of the contract term. Restaurant, retail and fuel service revenues are recognized at point of sale.

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

    Net Realizable Value Reserve
    ----------------------------

    As of March 31, 2001 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina. The reserve represents an aggregate cost adjustment to individual assets in compliance with SFAS 121 and no restoration of this previously recognized reserve is permitted in accordance with paragraph 11 of this guidance.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

1.    Summary of Significant Accounting Policies and Partnership Matters
      ------------------------------------------------------------------
      (continued)
      ----------

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

      Tower Park Marina is stated at cost to the Partnership less net realizable value reserve. Depreciation is calculated on a straight-line basis. Depreciable lives for the major asset categories are as follows:

                  Asset Category                               Depreciable Life
                  --------------                               ----------------

                  Buildings                                            20 years
                  Improvements                                         20 years
                  Floating docks                                        7 years
                  Furniture, fixtures and equipment                     7 years
                  Leasehold interest                              life of lease

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

2.    Tower Park Marina
      -----------------

      Tower Park Marina, located in the Sacramento - San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $3,000 and $16,000 for the three months ended March 31, 2001 and the for the year ended December 31, 2000, respectively. At March 31, 2001 and December 31, 2000 Tower Park Marina comprised the following:

                                                     2001              2000
                                                -------------     -------------

      Land                                        $ 1,040,000       $ 1,040,000
      Buildings                                     2,125,000         2,125,000
      Improvements                                  2,237,000         2,237,000
      Floating docks                                3,048,000         3,048,000
      Furniture, fixtures and equipment             1,252,000         1,252,000
      Leasehold interest                              941,000           941,000
      Construction in progress                         51,000              -
                                                -------------     -------------
                                                   10,694,000        10,643,000

      Less accumulated depreciation and
        amortization                               (5,856,000)       (5,808,000)
                                                -------------     -------------
                                                    4,838,000         4,835,000

      Net realizable value reserve                 (2,193,000)       (2,193,000)
                                                -------------     -------------

                                                 $  2,645,000      $  2,642,000
                                                =============     =============

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

3.     Water and sewer facilities
       --------------------------

       Water and sewer facilities at March 31, 2001 and December 31, 2000 are comprised of the following:

                                                   2001                 2000
                                                -----------         -----------

       Water and sewer equipment                 $  169,000          $  169,000
       Less accumulated depreciation                (70,000)            (68,000)
                                                -----------         -----------
                                                 $   99,000          $  101,000
                                                ===========         ===========

4.     Other Assets
       ------------

       Other assets at March 31, 2001 and December 31, 2000 are composed of the following:

                                                   2001                2000
                                                -----------         -----------

       Inventory                                 $  188,000          $  207,000
       Capitalized financing costs                  152,000             152,000
       Other                                         81,000              75,000
                                                -----------         -----------
                                                    421,000             434,000
       Accumulated amortization                     (50,000)            (43,000)
                                                -----------         -----------

                                                 $  371,000          $  391,000
                                                ===========         ===========

       Capitalized financing costs were incurred during 1999 in connection with the refinancing of Tower Park Marina. These costs are amortized over the loan term, five years.

       Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

                       TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

5.     Notes Payable
       -------------

       Notes payable at March 31, 2001 and December 31, 2000 consist of the following:

                                                      2001             2000
                                                  ------------     ------------
       Note payable secured by a deed
       of trust on Tower Park Marina               $ 2,039,000      $ 2,048,000

       Other                                             6,000            8,000
                                                  ------------     ------------

                                                   $ 2,045,000      $ 2,056,000
                                                  ============     ============

       At March 31, 2001 future principal payments are as follows:

                     Year
                     ----

                     2001                          $    37,000
                     2002                               50,000
                     2003                               52,000
                     2004                            1,906,000
                                                   -----------

                                                   $ 2,045,000
                                                   ===========

       The note payable secured by Tower Park Marina was for an initial amount of $2,000,000, with an additional $500,000 available to make improvements to the property. As of December 31, 2000, $100,000 had been borrowed for capital improvements. The period of time to borrow the remaining $400,000 for capital improvements expired on January 31, 2001 with no additional amounts being drawn. The loan accrues interest at 9.34% and requires monthly principal and interest payments of $23,000. The loan is due on July 1, 2004.

       Interest paid on these notes for the three months ended March 31, 2001 and 2000 was $48,000 and $49,000, respectively.

       Based on the market rate of the mortgage note, the fair value at March 31, 2001 is deemed to be the carrying value.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

6.     Related Party Transactions
       --------------------------

       The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the three months ended March 31, 2001 and 2000 were $25,000 for both periods.

       In connection with funding the Partnership's operating deficits funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.0% at March 31, 2001). Total interest paid or accrued to Westrec for the three months ended March 31, 2001 and 2000 was $89,000 and $72,000, respectively.

7.     Commitments and Contingencies
       -----------------------------

       The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

       In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Currently, the Partnership is required to perform quarterly groundwater sampling and monitoring. Environmental consultants have been engaged to perform this sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements. To date the Partnership has incurred $92,000 in monitoring fees. Included in cost of operations for the three months ended March 31, 2001 is $7,000 of monitoring fees. No costs were incurred for the three months ended March 31, 2000.

       The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $10,000, for each of the three months ended March 31, 2001 and 2000.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

7.     Commitments and Contingencies (continued)
       ----------------------------------------

       Future minimum lease payments under this lease are as follows:

                        Year
                        ----
                        2001                   $  30,000
                        2002                      40,000
                        2003                      40,000
                        2004                      40,000
                        2005                      40,000
                        Thereafter               724,000
                                               ---------

                                               $ 914,000
                                               =========

       The Partnership's ability to continue to operate through 2001 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management's plans include the expenditure of approximately $200,000 in additional repairs and capital improvements during 2001, which management believes will continue to improve the operations of the property. In addition, the restaurant has been leased effective May 1, 2001 to an independent operator. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

8.     Prior Period Adjustment
       -----------------------

       The Partnership has a 51% ownership interest in Little Potato Slough Mutual Water Company ("LPSMWC"). LPSMWC supplies and distributes water to its shareholders and operates a sewer system and drainage canals for use by its shareholders. The 51% interest was accounted for as an investment under the equity method in prior years and not consolidated. As a result of the error, the statement of operations for the three months ended March 31, 2000 have been restated to consolidate LPSMWC and to adjust Partners' Equity.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

8.       Prior Period Adjustment (continued)
         ----------------------------------

                                                         As Previously
                                                            Reported      Adjustment      As Restated
                                                         -------------    ----------      -----------
         For the three months ended March 31, 2000:
             Net loss                                      (182,000)          -            (182,000)
                                                          =========      ============      ========

             Limited Partners' net loss per unit:
             Net loss                                        (39.93)          -              (39.93)
                                                         ==========      ============     =========

9.       Segment Reporting
         -----------------

         The Partnership has been aggregated into four reportable business segments, (Slip rentals, RV parking, Retail sales, and Fuel services):
         Slip rentals comprise the wet boat slip rentals and dry boat storage operations at the marina. RV parking represents both long term and transient recreational vehicle ("RV") parking at the campgrounds adjacent to the marina. Retail sales segment consists of the operations of the retail boat supply and sundries store at the marina. The Fuel service segment reports the operations of the fuel dock at the marina.

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

9.       Segment Reporting (continued)
         ----------------------------
                                                                For the three month periods ended
         Segment Information (in 000's)                             Mar 31,             Mar 31,
                                                                     2001                2000
                                                                 ------------        -----------
         Revenues
         --------
         Slip Rental                                                 168                  161
         RV Parking                                                  163                  133
         Retail Sales                                                 49                   38
         Fuel Service                                                 27                   22
         Other                                                       102                   97
                                                                    ----                 ----
            Total Consolidated Revenues                              509                  451
                                                                    ----                 ----

         Depreciation
         ------------
         Slip Rental                                                  12                    4
         RV Parking                                                    4                    4
         Retail Sales                                                  -                    -
         Fuel Service                                                  -                    -
         Unallocated amount (2)                                       41                   38
                                                                    ----                 ----
            Total Consolidated Depreciation                           57                   46
                                                                    ----                 ----

         Profit (Loss)
         ------------
         Slip Rental                                                 142                  144
         RV Parking                                                  130                  111
         Retail Sales                                                 (2)                   1
         Fuel Service                                                 (3)                  (2)
         Other (1)                                                  (464)                (419)
                                                                    ----                 ----
            Total Income Before Discontinued Operations             (197)                (165)
                                                                    ----                 ----

         Assets                                                    Mar 31,               Dec 31,
                                                                    2001                  2000
                                                                  -------               -------
         Slip Rental                                                180                   263
         RV Parking                                                 176                   265
         Retail Sales                                                88                    96
         Fuel Service                                                10                    22
         Unallocated amount (2)                                   3,090                 2,903
                                                                  -----                 -----
            Total Consolidated Assets                             3,544                 3,549
                                                                  -----                 -----

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

10.      Discontinued Operations
         -----------------------

         The Partnership discontinued the restaurant operations and boat service effective January 1, 2001. The Partnership still owns the assets of the restaurant operations and boat service. Concessionaires are now operating the restaurant and boat service under operating leases, including the assets of the restaurant operations and boat service.

                                                           Three Month Periods Ended March 31
                                                    -------------------------------------------------
                                                            2001                       2000
                                                    ---------------------     -----------------------
                      Restaurant
                          Revenue                   $        3,000            $       78,000
                          Expenses                           7,000                    95,000
                                                    ---------------------     -----------------------
                          Loss                      $      ( 4,000)           $     ( 17,000)
                                                    ---------------------     -----------------------
                      Boat service
                          Revenue                   $       15,000            $            -
                          Expenses                          27,000                         -
                                                    ---------------------     -----------------------
                          Loss                      $      (12,000)           $            -
                                                    ---------------------     -----------------------

                      Discontinued operations
                          Revenue                   $       18,000            $       78,000
                          Expenses                          34,000                    95,000
                                                    ---------------------     -----------------------
                          Loss                      $      (16,000)           $     ( 17,000)
                                                    =====================     =======================

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 March 31, 2001
                                   (Unaudited)

      The revenues and expenses of the Partnership for the three months ended March 31, 2001 are generated from the operations of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company. As of March 31, 2001, Tower Park Marina had the following occupancies:

                                           Spaces           %
                                         Available       Occupied
                                         ------------------------
                           Wet slips      239 (1)        79.1%
                           Dry storage    149            70.47%
                           RV Park        136 (1)        83.1%

      (1)  non-transient spaces only

      For the three months ended March 31, 2001, revenues for Tower Park Marina increased $58,000 to $509,000. This was due to a $30,000 increase in RV parking and a $7,000 increase in slip rentals.

      The Partnership's net loss of $213,000 for the three months ended March 31, 2001 is $31,000 more than the loss incurred in the same period a year ago. The decline is primarily attributable to increased maintenance costs, and to a lesser extent the operating loss incurred in running the boat service business.

      Liquidity and capital resources
      -------------------------------

      Included in the Partnership's net loss of $213,000 is $57,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $156,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

      The Partnership's ability to continue to operate through 2001 and beyond is contingent on among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management's plans include the expenditure of approximately $200,000 in additional repairs and capital improvements during 2001, which management believes will continue to improve the operating results of the property.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                           PART II. OTHER INFORMATION
                                 March 31, 2001

                                   (Unaudited)

ITEMS 1 through 6 are inapplicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DATED: December 12, 2001

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