Form 10-Q
period 2001-06-30
TOWER PARK MARINA INVESTORS LP
filed 2001-12-14
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             _____________________

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934
                             _____________________

        For Quarter Ended                           Commission File
        -----------------                           ---------------
          June 30, 2001                             Number 0-17672

                       TOWER PARK MARINA INVESTORS, L.P.,
                        a California Limited Partnership
                        --------------------------------
             (Exact name of registrant as specified in its charter)

        California                                95-4137996
--------------------------------                ------------------
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

                            X
                          -----           -------
                           Yes               No

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                    PAGE REFERENCE

         Consolidated Balance Sheets at June 30, 2001 and
           December 31, 2000                                              2


         Consolidated Statements of Operations for the three month
           periods ended June 30, 2001 and 2000                           3


         Consolidated Statements of Operations for the six month
           periods ended June 30, 2001 and 2000                           5


         Consolidated Statements of Cash Flows for the six month
           periods ended June 30, 2001 and 2000                           7


         Notes to Consolidated Financial Statements                    8-19


         Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                    20


PART II. OTHER INFORMATION                                               21

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                           CONSOLIDATED BALANCE SHEETS

                                                   June 30,      December 31,
                                                    2001             2000
                                                 ----------      -----------
                                                  (Unaudited)
ASSETS
------

Cash                                            $   109,000      $    70,000
Reserve fund                                        240,000          233,000
Accounts receivable                                 183,000          112,000
Tower Park Marina, net (Note 2)                   2,659,000        2,642,000
Water and sewer facilities, net (Note 3)            101,000          101,000
Other assets, net (Note 4)                          333,000          391,000
                                                -----------      -----------

                                                $ 3,625,000      $ 3,549,000
                                                ===========      ===========


LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses           $   314,000      $   221,000
Interest payable                                     16,000           16,000
Payable to affiliates                             4,044,000        3,780,000
Deferred rentals                                    134,000          111,000
Notes payable (Note 5)                            2,033,000        2,056,000
Commitments and contingencies                            --               --
                                                -----------      -----------
                                                  6,541,000        6,184,000

Minority partners' interest                         182,000          184,000

Partners' deficit:
  Limited partners' deficit, $50,000
     per unit, 4,508 units authorized
     issued and outstanding                      (2,206,000)      (1,930,000)
  Less deferred contributions                       (76,000)         (76,000)
                                                -----------      -----------
                                                 (2,282,000)      (2,006,000)
  General partners' deficit                        (816,000)        (813,000)
                                                -----------      -----------
  Total partners' deficit                        (3,098,000)      (2,819,000)
                                                -----------      -----------

                                                $ 3,625,000      $ 3,549,000
                                                ===========      ===========

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the three month periods ended June 30, 2001 and 2000
                                   (Unaudited)

                                               2001              2000
                                          -------------     -------------
Revenues:

  Slip rentals                            $     174,000     $     178,000
  RV parking                                    304,000           220,000
  Retail store                                  127,000           138,000
  Fuel service                                   72,000            66,000
  Water and sewer                                49,000            54,000
  Lease                                          50,000            39,000
  Other income                                   35,000            36,000
                                          -------------     -------------

                                                811,000           731,000
                                          -------------     -------------

Expenses:

  Slip rentals                                   13,000            22,000
  RV parking                                     34,000            29,000
  Retail store                                   96,000           108,000
  Fuel service                                   58,000            60,000
  Water and sewer                                46,000            47,000
  Cost of operations                            397,000           373,000
  Interest expense                              136,000           137,000
  Depreciation and amortization                  59,000            45,000
  Management fees (Note 6)                       39,000            40,000
  Minority partners' interest                     1,000             6,000
                                          -------------     -------------

                                                879,000           867,000
                                          -------------     -------------

Loss from continuing operations                 (68,000)         (136,000)

Income from discontinued operations               2,000             2,000
                                          -------------     -------------

Net loss                                  $     (66,000)    $    (134,000)
                                          =============     =============

Allocation of net loss:
Limited Partners'                         $     (65,000)    $    (133,000)
General Partners'                                (1,000)           (1,000)
                                          -------------     -------------

                                          $     (66,000)    $    (134,000)
                                          =============     =============
(continued next page)

                             See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the three month periods ended June 30, 2001 and 2000
                                   (Unaudited)

                                              2001          2000
                                              ----          ----

Limited Partners' net loss per unit
Loss from continuing operations           $    (14.86)   $   (29.94)
Income from discontinued operations              0.44          0.44
                                          ------------   -----------

Net loss                                  $    (14.42)   $   (29.50)
                                          ===========    ===========

                            See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             For the six month periods ended June 30, 2001 and 2000
                                   (Unaudited)

                                               2001              2000
                                           -----------       -----------
Revenues:

  Slip rentals                             $   342,000           339,000
  RV parking                                   467,000           353,000
  Retail store                                 176,000           175,000
  Fuel service                                  99,000            88,000
  Water and sewer                               86,000            92,000
  Lease                                         88,000            77,000
  Other income                                  62,000            58,000
                                           -----------       -----------

                                             1,320,000         1,182,000
                                           -----------       -----------

Expenses:

  Slip rentals                                  27,000            35,000
  RV parking                                    63,000            47,000
  Retail store                                 147,000           146,000
  Fuel service                                  88,000            85,000
  Water and sewer                               91,000            88,000
  Cost of operations                           716,000           655,000
  Interest expense                             275,000           267,000
  Depreciation and amortization                116,000            91,000
  Management fees (Note 6)                      64,000            65,000
  Minority partners' interest                   (2,000)            5,000
                                           -----------       -----------

                                             1,585,000         1,484,000
                                           -----------       -----------

Loss from continuing operations               (265,000)         (302,000)

Loss from discontinued operations              (14,000)          (15,000)
                                           -----------       -----------

Net loss                                   $  (279,000)      $  (317,000)
                                           ===========       ===========

Allocation of net loss:
Limited Partners'                          $  (276,000)      $  (314,000)
General Partners'                               (3,000)           (3,000)
                                           -----------       -----------

                                           $  (279,000)      $  (317,000)
                                           ===========       ===========
(continued next page)

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             For the six month periods ended June 30, 2001 and 2000
                                   (Unaudited)

                                                  2001                2000
                                              ------------        -----------
Limited Partners' net loss per unit:
Loss from continuing operations               $     (58.12)       $    (66.33)
Loss from discontinued operations                    (3.10)             (3.33)
                                              ------------        -----------

Net loss                                      $    ( 61.22)       $    (69.66)
                                              ============        ===========

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the six month periods ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                  2001                     2000
                                                               ---------                ---------
Cash flows from operating activities:
  Net loss                                                     $(279,000)               $(317,000)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
      Depreciation and amortization                              116,000                   95,000
      Minority partners' interest                                 (2,000)                   5,000
      Increase in accounts receivable                            (71,000)                 (29,000)
      Decrease (increase) in inventory                            15,000                  (71,000)
      Decrease in other assets                                    29,000                    2,000
      Increase in accounts payable and
         accrued expenses                                         93,000                  146,000
      Decrease in interest payable                                     -                   (1,000)
      Increase (decrease) in deferred rentals                     23,000                  (27,000)
                                                               ---------                ---------

Cash flow used for operating activities                          (76,000)                (197,000)
                                                               ---------                ---------

Cash flow from investing activities:
  Improvements to marina facilities                             (115,000)                (114,000)
  Improvements to water and sewer facilities                      (4,000)                   7,000
  Increase in reserve fund                                        (7,000)                 (12,000)
                                                               ---------                ---------

Cash flow used for investing activities                         (126,000)                (119,000)
                                                               ---------                ---------

Cash flows from financing activities:
  Increase in capitalized financing costs                              -                  (22,000)
  Repayments of notes payable                                    (23,000)                 (21,000)
  Advances from affiliates, net                                  264,000                  373,000
                                                               ---------                ---------

Net cash provided by financing activities                        241,000                  330,000
                                                               ---------                ---------

Net increase in cash                                              39,000                   14,000

Cash at the beginning of period                                   70,000                   80,000
                                                               ---------                ---------

Cash at the end of period                                      $ 109,000                $  94,000
                                                               =========                =========

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FEDERAL INCOME TAX BASIS

                                  June 30, 2001
                                   (Unaudited)

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

                                  June 30, 2001
                                   (Unaudited)

1.    Summary of Significant Accounting Policies and Partnership Matters
      ------------------------------------------------------------------
      (continued)
      -----------

      Reserve Fund
      ------------

      The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. At June 30, 2001 the reserve fund balance was $240,000.

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

      Net Realizable Value Reserve
      ----------------------------

      As of June 30, 2001 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina. The reserve represents an aggregate cost adjustment to individual assets in compliance with SFAS 121 and no restoration of this previously recognized reserve is permitted in accordance with paragraph 11 of this guidance.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)

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

                                  June 30, 2001
                                   (Unaudited)

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)

2.    Tower Park Marina
      -----------------

      Tower Park Marina, located in the Sacramento - San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $3,000 and $16,000 for the six months ended June 30, 2001 and the for the year ended December 31, 2000, respectively. At June 30, 2001 and December 31, 2000 Tower Park Marina comprised the following:

                                                               2001                       2000
                                                            -----------               -----------
      Land                                                  $ 1,040,000               $ 1,040,000
      Buildings                                               2,125,000                 2,125,000
      Improvements                                            2,237,000                 2,237,000
      Floating docks                                          3,048,000                 3,048,000
      Furniture, fixtures and equipment                       1,252,000                 1,252,000
      Leasehold interest                                        941,000                   941,000
      Construction in progress                                  115,000                         -
                                                            -----------               -----------
                                                             10,758,000                10,643,000

      Less accumulated depreciation and
        amortization                                         (5,906,000)               (5,808,000)
                                                             ----------               -----------
                                                              4,852,000                 4,835,000

      Net realizable value reserve                           (2,193,000)               (2,193,000)
                                                            -----------               -----------

                                                            $ 2,659,000               $ 2,642,000
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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)

3.       Water and sewer facilities
         --------------------------

         Water and sewer facilities at June 30, 2001 and December 31, 2000 are comprised of the following:

                                                2001                2000
                                             ----------          ----------

         Water and sewer equipment           $  173,000          $  169,000
         Less accumulated depreciation          (72,000)            (68,000)
                                             ----------          ----------
                                             $  101,000          $  101,000
                                             ==========          ==========

4.       Other Assets
         ------------

         Other assets at June 30, 2001 and December 31, 2000 are composed of the following:

                                                2001                2000
                                             ----------          ----------

         Inventory                           $  192,000          $  207,000
         Capitalized financing costs            152,000             152,000
         Other                                   46,000              75,000
                                             ----------          ----------
                                                390,000             434,000
         Accumulated amortization               (57,000)            (43,000)
                                             ----------          ----------

                                             $  333,000          $  391,000
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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)

5.      Notes Payable
        -------------

        Notes payable at June 30, 2001 and December 31, 2000 consist of the following:

                                                    2001             2000
                                                 -----------    ------------
        Note payable secured by a deed
        of trust on Tower Park Marina            $ 2,028,000     $ 2,048,000

        Other                                          5,000           8,000
                                                 -----------     -----------

                                                 $ 2,033,000     $ 2,056,000
                                                 ===========     ===========

        At June 30, 2001 future principal payments are as follows:

                          Year
                          ----

                          2001                   $    25,000
                          2002                        50,000
                          2003                        52,000
                          2004                     1,906,000
                                                 -----------

                                                 $ 2,033,000
                                                 ===========

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

        Interest paid on these notes for the six months ended June 30, 2001 and 2000 was $96,000 and $99,000, respectively.

        Based on the market rate of the mortgage note, the fair value at June 30, 2001 is deemed to be the carrying value.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)

6.     Related Party Transactions
       --------------------------

       The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the six months ended June 30, 2001 and 2000 were $64,000 and $65,000, respectively.

       In connection with funding the Partnership's operating deficits funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.0% at June 30, 2001). Total interest paid or accrued to Westrec for the six months ended June 30, 2001 and 2000 was $179,000 and $169,000, respectively.

7.     Commitments and Contingencies
       -----------------------------

       The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

       In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Currently, the Partnership is required to perform quarterly groundwater sampling and monitoring. Environmental consultants have been engaged to perform this sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements. To date the Partnership has incurred $92,000 in monitoring fees. Included in cost of operations for the six months ended June 30, 2001 is $7,000 of monitoring fees. No costs were incurred for the six months ended June 30, 2000.

       The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $20,000, for each of the six months ended June 30, 2001 and 2000.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)

7.       Commitments and Contingencies (continued)
         -----------------------------------------

         Future minimum lease payments under this lease are as follows:

                          Year
                          ----
                          2001                  $   20,000
                          2002                      40,000
                          2003                      40,000
                          2004                      40,000
                          2005                      40,000
                          Thereafter               724,000
                                                ----------

                                                $  904,000
                                                ==========

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

8.       Prior Period Adjustment
         -----------------------

         The Partnership has a 51% ownership interest in Little Potato Slough Mutual Water Company ("LPSMWC"). LPSMWC supplies and distributes water to its shareholders and operates a sewer system and drainage canals for use by its shareholders. The 51% interest was accounted for as an investment under the equity method in prior years and not consolidated. As a result of the error, the statement of operations for the six months ended June 30, 2000 have been restated to consolidate LPSMWC and to adjust Partners' Equity.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)

8.       Prior Period Adjustment (continued)
         ----------------------------------

                                                          As Previously
                                                            Reported       Adjustment    As Restated
                                                          ------------    ------------   -----------
         For the six months ended June 30, 2000:
             Net loss                                       (325,000)            8,000     (317,000)
                                                           =========      ============     ========

             Limited Partners' net loss per unit:
             Net loss                                         (71.43)             1.77       (69.66)
                                                           =========     =============     ========

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)

9.    Segment Reporting (continued)
      -----------------------------

                                                            For the six month periods ended
      Segment Information (in 000's)                          June 30,           June 30,
                                                                2001               2000
                                                            ------------       ------------
      Revenues
      --------
      Slip Rental                                                342                339
      RV Parking                                                 467                353
      Retail Sales                                               176                175
      Fuel Service                                                99                 88
      Other                                                      236                227
                                                              ------            -------
         Total Consolidated Revenues                           1,320              1,182
                                                             -------          ---------

      Depreciation
      ------------
      Slip Rental                                                 24                  8
      RV Parking                                                   9                  9
      Retail Sales                                                 -                  -
      Fuel Service                                                 -                  -
      Unallocated amount (2)                                      83                 74
                                                                ----               ----
         Total Consolidated Depreciation                         116                 91
                                                               -----               ----

      Profit (Loss)
      -------------
      Slip Rental                                                291                296
      RV Parking                                                 395                297
      Retail Sales                                                29                 29
      Fuel Service                                                11                  3
      Other (1)                                                 (991)              (927)
                                                              ------            -------
         Total Income Before Discontinued Operations            (265)              (302)
                                                               -----            -------

                                                              June 30,            Dec 31,
                                                                2001               2000
                                                              --------           --------
      Assets
      ------
      Slip Rental                                                239                263
      RV Parking                                                 256                265
      Retail Sales                                                90                 96
      Fuel Service                                                23                 22
      Unallocated amount (2)                                   3,017              2,903
                                                               -----              -----
         Total Consolidated Assets                             3,625              3,549
                                                               -----              -----

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

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

                                         Periods Ended June 30, 2001         Periods Ended June 30, 2000
                                        ------------------------------      -----------------------------
                                          3 months          6 months          3 months         6 months
                                        -----------------------------------------------------------------
        Restaurant
            Revenue                     $          -     $      3,000       $   188,000      $   266,000
            Expenses                               -            7,000           181,000          276,000
                                        -----------------------------       ----------------------------
            Income (loss)               $          -     $     (4,000)      $     7,000      $   (10,000)
                                        -----------------------------       ----------------------------

        Boat service
            Revenue                     $     26,000     $     41,000       $    19,000      $    19,000
            Expenses                          24,000           51,000            24,000           24,000
                                        -----------------------------       ----------------------------
            Income (loss)               $      2,000     $    (10,000)      $    (5,000)     $    (5,000)
                                        -----------------------------       ----------------------------

        Discontinued operations
            Revenue                     $     26,000     $     44,000       $   207,000      $   285,000
            Expenses                          24,000           58,000           205,000          300,000
                                        -----------------------------       ----------------------------
            Income (loss)               $      2,000     $    (14,000)      $     2,000      $   (15,000)
                                        =============================       ============================

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                  June 30, 2001
                                   (Unaudited)

      The revenues and expenses of the Partnership for the six months ended June 30, 2001 are generated from the operations of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company. As of June 30, 2001, Tower Park Marina had the following occupancies:

                                        Spaces            %
                                       Available       Occupied
                                       ------------------------
                         Wet slips      239 (1)         78.2%
                         Dry storage    149             68.5%
                         RV Park        136 (1)         83.1%

       (1)  non-transient spaces only

       For the six months ended June 30, 2001, revenues for Tower Park Marina increased $138,000 to $1,320,000. This was due to a $114,000 increase in RV parking revenues.

       The Partnership's net loss of $279,000 for the six months ended June 30, 2001 is an improvement of $38,000 from the same period a year ago. The improvement is attributable to the increase in RV parking revenues, offset by increased utility and maintenance costs.

       Liquidity and capital resources
       -------------------------------

       Included in the Partnership's net loss of $279,000 is $116,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $163,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

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

                                  June 30, 2001
                                   (Unaudited)

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