Form 10-Q
period 2001-09-30
TOWER PARK MARINA INVESTORS LP
filed 2001-12-14
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        _________________________________

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                        _________________________________

For Quarter Ended                                               Commission File
-----------------                                               ---------------
September 30, 2001                                              Number 0-17672

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

                          X
                        -----                             ____
                         Yes                               No

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                   PAGE REFERENCE

    Consolidated Balance Sheets at September 30, 2001 and
     December 31, 2000                                                  2

    Consolidated Statements of Operations for the three month
     periods ended September 30, 2001 and 2000                          3

    Consolidated Statements of Operations for the nine month
     periods ended September 30, 2001 and 2000                          5

    Consolidated Statements of Cash Flows for the nine month
     periods ended September 30, 2001 and 2000                          7

    Notes to Consolidated Financial Statements                       8-19

    Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                        20

PART II. OTHER INFORMATION                                             21

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
                                                        2001           2000
                                                    ------------    -----------
                                                    (Unaudited)
ASSETS
------

Cash                                                $   102,000    $    70,000
Reserve fund                                            240,000        233,000
Accounts receivable                                     202,000        112,000
Tower Park Marina, net (Note 2)                       2,681,000      2,642,000
Water and sewer facilities, net (Note 3)                 97,000        101,000
Other assets, net (Note 4)                              346,000        391,000
                                                    -----------    -----------

                                                    $ 3,668,000    $ 3,549,000
                                                    ===========    ===========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses               $   313,000    $   221,000
Interest payable                                         16,000         16,000
Payable to affiliates                                 4,067,000      3,780,000
Deferred rentals                                        141,000        111,000
Notes payable (Note 5)                                2,035,000      2,056,000
Commitments and contingencies                                --             --
                                                    -----------    -----------
                                                      6,572,000      6,184,000

Minority partners' interest                             186,000        184,000

Partners' deficit:
  Limited partners' deficit, $50,000
     per unit, 4,508 units authorized
     issued and outstanding                          (2,198,000)    (1,930,000)
  Less deferred contributions                           (76,000)       (76,000)
                                                    -----------    -----------
                                                     (2,274,000)    (2,006,000)
  General partners' deficit                            (816,000)      (813,000)
                                                    -----------    -----------
  Total partners' deficit                            (3,090,000)    (2,819,000)
                                                    -----------    -----------

                                                    $ 3,668,000    $ 3,549,000
                                                    ===========    ===========

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          For the three month periods ended September 30, 2001 and 2000
                                   (Unaudited)

                                                            2001         2000
                                                         ---------    ---------
Revenues:

  Slip rentals                                           $ 195,000    $ 201,000
  RV parking                                               301,000      285,000
  Retail store                                             177,000      201,000
  Fuel service                                             114,000      125,000
  Water and sewer                                           74,000       42,000
  Lease                                                     56,000       40,000
  Other income                                              29,000       18,000
                                                         ---------    ---------

                                                           946,000      912,000
                                                         ---------    ---------
Expenses:

  Slip rentals                                              16,000       16,000
  RV parking                                                58,000       33,000
  Retail store                                             135,000      151,000
  Fuel service                                              85,000       96,000
  Water and sewer                                           68,000       38,000
  Cost of operations                                       351,000      333,000
  Interest expense                                         115,000      141,000
  Depreciation and amortization                             63,000       57,000
  Management fees (Note 6)                                  42,000       49,000
  Minority partners' interest                                4,000        1,000
                                                         ---------    ---------

                                                           937,000      915,000
                                                         ---------    ---------

Income (loss) from continuing operations                     9,000       (3,000)

Income (loss) from discontinued operations                  (1,000)      17,000
                                                         ---------    ---------

Net income                                               $   8,000    $  14,000
                                                         =========    =========

(continued next page)

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          For the three month periods ended September 30, 2001 and 2000
                                   (Unaudited)

                                                     2000             2001
                                                  ---------        ----------

Allocation of net income:
Limited Partners'                                 $   8,000        $   14,000
General Partners'                                         -                 -
                                                  ---------        ----------

                                                  $   8,000        $   14,000
                                                  =========        ==========

Limited Partners' net income per unit
Income (loss) from continuing operations          $    1.99        $    (0.66)
Income (loss) from discontinued operations            (0.22)             3.77
                                                  ---------        ----------
Net income                                        $    1.77        $     3.11
                                                  =========        ==========

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          For the nine month periods ended September 30, 2001 and 2000
                                   (Unaudited)

                                                        2001          2000
                                                    -----------    -----------
Revenues:

  Slip rentals                                      $   537,000        539,000
  RV parking                                            768,000        638,000
  Retail store                                          353,000        376,000
  Fuel service                                          213,000        213,000
  Water and sewer                                       160,000        135,000
  Lease                                                 144,000        117,000
  Other income                                           91,000         76,000
                                                    -----------    -----------

                                                      2,266,000      2,094,000
                                                    -----------    -----------
Expenses:

  Slip rentals                                           43,000         51,000
  RV parking                                            121,000         80,000
  Retail store                                          282,000        297,000
  Fuel service                                          173,000        181,000
  Water and sewer                                       159,000        126,000
  Cost of operations                                  1,067,000        988,000
  Interest expense                                      390,000        408,000
  Depreciation and amortization                         179,000        149,000
  Management fees (Note 6)                              106,000        114,000
  Minority partners' interest                             2,000          5,000
                                                    -----------    -----------

                                                      2,522,000      2,399,000
                                                    -----------    -----------

Loss from continuing operations                        (256,000)      (305,000)

Income (loss) from discontinued operations              (15,000)         4,000
                                                    -----------    -----------

Net loss                                            $  (271,000)   $  (301,000)
                                                    ===========    ===========

(forward)

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          For the nine month periods ended September 30, 2001 and 2000
                                   (Unaudited)

                                                       2001          2000
                                                    ----------    ----------
Allocation of net loss:
Limited Partners'                                   $ (268,000)   $ (298,000)
General Partners'                                       (3,000)       (3,000)
                                                    ----------    ----------

                                                    $ (271,000)   $ (301,000)
                                                    ==========    ==========

Limited Partners' net loss per unit
Loss from continuing operations                     $   (56.29)   $   (66.98)
Income (loss) from discontinued operations               (3.16)         0.88
                                                    ----------    ----------
Net income                                          $   (59.45)   $   (66.10)
                                                    ==========    ==========

                             See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the nine month periods ended September 30, 2001 and 2000
                                   (Unaudited)

                                                   2000         2001
                                                   ----         ----
Cash flows from operating activities:
  Net loss                                      $(271,000)   $(301,000)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
      Depreciation and amortization               179,000      155,000
      Minority partners' interest                   2,000        5,000
      Increase in accounts receivable             (90,000)     (22,000)
      Decrease (increase) in inventory             45,000      (11,000)
      Increase in other assets                    (21,000)     (39,000)
      Increase in accounts payable and
         accrued expenses                          92,000      133,000
      Decrease in interest payable                     --       (1,000)
      Increase (decrease) in deferred rentals      30,000      (40,000)
                                                ---------    ---------

Cash flow used for operating activities           (34,000)    (121,000)
                                                ---------    ---------

Cash flow from investing activities:
  Improvements to marina facilities              (191,000)    (211,000)
  Improvements to water and sewer facilities       (2,000)       4,000
  Increase in reserve fund                         (7,000)     (59,000)
                                                ---------    ---------

Cash flow used for investing activities          (200,000)    (266,000)
                                                ---------    ---------

Cash flows from financing activities:
  Increase in capitalized financing costs              --      (23,000)
  Borrowings on notes payable                      14,000           --
  Repayments of notes payable                     (35,000)     (32,000)
  Advances from affiliates, net                   287,000      427,000
                                                ---------    ---------

Net cash provided by financing activities         266,000      372,000
                                                ---------    ---------

Net increase (decrease) in cash                    32,000      (15,000)

Cash at the beginning of period                    70,000       80,000
                                                ---------    ---------

Cash at the end of period                       $ 102,000    $  65,000
                                                =========    =========


                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FEDERAL INCOME TAX BASIS

                               September 30, 2001
                                   (Unaudited)

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

                               September 30, 2001
                                   (Unaudited)

1.    Summary of Significant Accounting Policies and Partnership Matters
      ------------------------------------------------------------------
      (continued)
      -----------

      Reserve Fund
      ------------

      The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. At September 30, 2001 the reserve fund balance was $240,000.

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

      Net Realizable Value Reserve
      ----------------------------

      As of September 30, 2001 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina. The reserve represents an aggregate cost adjustment to individual assets in compliance with SFAS 121 and no restoration of this previously recognized reserve is permitted in accordance with paragraph 11 of this guidance.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

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

                               September 30, 2001
                                   (Unaudited)

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

2.    Tower Park Marina
      -----------------

      Tower Park Marina, located in the Sacramento - San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $10,000 for the nine months ended September 30, 2001 and the for the year ended December 31, 2000. At September 30, 2001 and December 31, 2000 Tower Park Marina comprised the following:

                                                    2001                2000
                                                -----------         -----------

      Land                                      $ 1,040,000         $ 1,040,000
      Buildings                                   2,125,000           2,125,000
      Improvements                                2,237,000           2,237,000
      Floating docks                              3,048,000           3,048,000
      Furniture, fixtures and equipment           1,252,000           1,252,000
      Leasehold interest                            941,000             941,000
      Construction in progress                      191,000                   -
                                                -----------         -----------
                                                 10,834,000          10,643,000

      Less accumulated depreciation and
        amortization                             (5,960,000)         (5,808,000)
                                                -----------         -----------
                                                  4,874,000           4,835,000

      Net realizable value reserve               (2,193,000)         (2,193,000)
                                                -----------         -----------

                                                $ 2,681,000         $ 2,642,000
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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

3.       Water and sewer facilities
         --------------------------

         Water and sewer facilities at September 30, 2001 and December 31, 2000 are comprised of the following:

                                                    2001              2000
                                                  ---------         ---------

         Water and sewer equipment                $ 171,000         $ 169,000
         Less accumulated depreciation              (74,000)          (68,000)
                                                  ---------         ---------
                                                  $  97,000         $ 101,000
                                                  =========         =========

4.       Other Assets
         ------------

         Other assets at September 30, 2001 and December 31, 2000 are composed of the following:

                                                     2001             2000
                                                  ---------         ---------

         Inventory                                $ 162,000         $ 207,000
         Capitalized financing costs                152,000           152,000
         Other                                       96,000            75,000
                                                  ---------         ---------
                                                    410,000           434,000
         Accumulated amortization                   (64,000)          (43,000)
                                                  ---------         ---------

                                                  $ 346,000         $ 391,000
                                                  =========         =========

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

5.       Notes Payable
         -------------

         Notes payable at September 30, 2001 and December 31, 2000 consist of the following:

                                                   2001                2000
                                                -----------         -----------
         Note payable secured by a deed
         of trust on Tower Park Marina          $ 2,018,000         $ 2,048,000

         Other                                       17,000               8,000
                                                -----------         -----------

                                                $ 2,035,000         $ 2,056,000
                                                ===========         ===========

         At September 30, 2001 future principal payments are as follows:

                          Year
                          ----

                          2001                  $    27,000
                          2002                       50,000
                          2003                       52,000
                          2004                    1,906,000
                                                -----------

                                                $ 2,035,000
                                                -----------

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

         Interest paid on these notes for the nine months ended September 30, 2001 and 2000 was $145,000 and $148,000, respectively.

         Based on the market rate of the mortgage note, the fair value at September 30, 2001 is deemed to be the carrying value.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

6.     Related Party Transactions
       --------------------------

       The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the nine months ended September 30, 2001 and 2000 were $106,000 and $114,000, respectively.

       In connection with funding the Partnership's operating deficits funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.0% at September 30, 2001). Total interest paid or accrued to Westrec for the nine months ended September 30, 2001 and 2000 was $245,000 and $261,000, respectively.

7.     Commitments and Contingencies
       -----------------------------

       The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

       In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Currently, the Partnership is required to perform quarterly groundwater sampling and monitoring. Environmental consultants have been engaged to perform this sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements. To date the Partnership has incurred $93,000 in monitoring fees. Included in cost of operations for the nine months ended September 30, 2001 is $8,000 of monitoring fees. No costs were incurred for the nine months ended September 30, 2000.

       The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $30,000, for each of the nine months ended September 30, 2001 and 2000.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

7.   Commitments and Contingencies (continued)
     -----------------------------------------

     Future minimum lease payments under this lease are as follows:

                Year
                ----
                2001                   $  10,000
                2002                      40,000
                2003                      40,000
                2004                      40,000
                2005                      40,000
                Thereafter               724,000
                                       ---------

                                       $ 894,000
                                       =========

     The Partnership's ability to continue to operate through 2001 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management's plans include the expenditure of approximately $200,000 in additional repairs and capital improvements during 2001 and 2002, which management believes will continue to improve the operations of the property. In addition, the restaurant was leased effective May 1, 2001 to an independent operator. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

8.   Prior Period Adjustment
     -----------------------

     The Partnership has a 51% ownership interest in Little Potato Slough Mutual Water Company ("LPSMWC"). LPSMWC supplies and distributes water to its shareholders and operates a sewer system and drainage canals for use by its shareholders. The 51% interest was accounted for as an investment under the equity method in prior years and not consolidated. As a result of the error, the statement of operations for the nine months ended September 30, 2000 have been restated to consolidate LPSMWC and to adjust Partners' Equity.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

8.   Prior Period Adjustment (continued)
     -----------------------------------

                                                          As Previously
                                                             Reported     Adjustment   As Restated
                                                          -------------   ----------   -----------
     For the nine months ended September 30, 2000:
       Net loss                                             (309,000)         38,000    (271,000)
                                                            ========      ==========    ========

       Limited Partners' net loss per unit:
       Net loss                                               (67.88)           8.43      (59.45)
                                                            ========      ==========    ========

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

9.   Segment Reporting (continued)
     -----------------------------

                                                        For the nine month periods ended
     Segment Information (in 000's)                        Sept 30,          Sept 30,
                                                            2001              2000
                                                         -----------       ----------
     Revenues
     --------
     Slip Rental                                               537             539
     RV Parking                                                768             638
     Retail Sales                                              353             376
     Fuel Service                                              213             213
     Other                                                     395             328
                                                           -------         -------
        Total Consolidated Revenues                          2,266           2,094
                                                           -------         -------

     Depreciation
     ------------
     Slip Rental                                                36              13
     RV Parking                                                 13              13
     Retail Sales                                                -               -
     Fuel Service                                                -               -
     Unallocated amount (2)                                    130             123
                                                           -------         -------
        Total Consolidated Depreciation                        179             149
                                                           -------         -------

     Profit (Loss)
     -------------
     Slip Rental                                               458             475
     RV Parking                                                634             545
     Retail Sales                                               71              79
     Fuel Service                                               40              32
     Other (1)                                              (1,459)         (1,436)
                                                           -------         -------
        Total Income Before Discontinued Operations           (256)           (305)
                                                           -------         -------
     Assets                                                  Sept 30,       Dec 31,
     ------
                                                               2001          2000
                                                             -------        ------
     Slip Rental                                               227             263
     RV Parking                                                252             265
     Retail Sales                                               73              96
     Fuel Service                                               13              22
     Unallocated amount (2)                                  3,103           2,903
                                                           -------         -------
        Total Consolidated Assets                            3,668           3,549
                                                           =======         =======

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

                               September 30, 2001
                                   (Unaudited)

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

                                       Periods Ended September 30, 2001      Periods Ended September 30, 2000
                                     ------------------------------------  ------------------------------------
                                          3 months         9 months              3 months          9 months
                                     --------------------------------------------------------------------------
     Restaurant
         Revenue                        $        -       $    3,000            $  222,000        $  488,000
         Expenses                                -            7,000               201,000           476,000
                                     ------------------------------------  ------------------------------------
         Income (loss)                  $        -       $   (4,000)           $   21,000        $   12,000
                                     ------------------------------------  ------------------------------------

     Boat service
         Revenue                        $    8,000       $   49,000            $   37,000        $   56,000
         Expenses                            9,000           60,000                41,000            64,000
                                     ------------------------------------  ------------------------------------
         Loss                           $   (1,000)      $  (11,000)           $   (4,000)       $   (8,000)
                                     ------------------------------------  ------------------------------------

     Discontinued operations
         Revenue                        $    8,000       $   52,000            $  259,000        $  544,000
         Expenses                            9,000           67,000               242,000           540,000
                                     ------------------------------------  ------------------------------------
         Income (loss)                  $   (1,000)      $  (15,000)           $   17,000        $    4,000
                                     ====================================  ====================================

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                               September 30, 2001
                                   (Unaudited)

     The revenues and expenses of the Partnership for the nine months ended September 30, 2001 are generated from the operations of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company. As of September 30, 2001, Tower Park Marina had the following occupancies:

                                  Spaces         %
                                 Available    Occupied
                                 ---------------------
                   Wet slips      239 (1)      66.5%
                   Dry storage    149          67.8%
                   RV Park        136 (1)      80.1%

     (1) non-transient spaces only

     For the nine months ended September 30, 2001, revenues for Tower Park Marina increased $172,000 to $2,266,000. The increase was primarily due to a $130,000 increase in RV parking revenues.

     The Partnership's net loss of $271,000 for the nine months ended September 30, 2001 is an improvement of $30,000 from the same period a year ago. The improvement is attributable to the increase in RV parking revenues, offset by increased utility and maintenance costs.

     Liquidity and capital resources
     -------------------------------

     Included in the Partnership's net loss of $271,000 is $179,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $92,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

     The Partnership's ability to continue to operate through 2001 and beyond is contingent on among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Through September 30, 2001, $191,000 has been spent on improvements to the property and management's plans include the expenditure of approximately $200,000 in additional repairs and capital improvements during the balance of 2001 and 2002, which management believes will continue to improve the operating results of the property.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                           PART II. OTHER INFORMATION

                               September 30, 2001
                                   (Unaudited)

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