Form 10-K
period 2001-12-31
TOWER PARK MARINA INVESTORS LP
filed 2002-04-23
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2001 or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____________ to  ____________

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

       Registrant's telephone number, including area code: (818) 907-0400
                                                           --------------
                       ___________________________________

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     NO ___
                                       ---

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

          General
          -------

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

          As of December 31, 2001 and 2000, Registrant owned one property, known as Tower Park Marina. Reference is made to Item 2 for summary information about this property.

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

          In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Currently, the California Regional Water Quality Control Board has required groundwater sampling and monitoring on a quarterly basis. The Registrant continues to engage environmental consultants to perform the monitoring. At this time, the extent of contamination that exists is not known and as such the cost of remediation cannot be estimated. To date the Registrant has incurred $101,000 in monitoring costs. Included in cost of operations for the year ended December 31, 2001 is $16,000 of monitoring costs.

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

          There are 29 persons who render service on behalf of Registrant on a full-time basis, and 7 persons who render services on a part-time basis. These persons include managers, assistant managers, relief managers, area managers, accounting, administrative and clerical personnel, construction, dock personnel and development and supervision personnel. The persons rendering services on a part-time basis may also render services on behalf of one or more of WMMI, Westrec Financial, other partnerships organized by Westrec Financial and other persons or entities owning properties managed by WMMI.

          The term of Registrant's Partnership Agreement is until the property has been sold and, in any event, not later than December 31, 2038.

ITEM 2.   Property.
          --------

          As of December 31, 2001, the Registrant owned Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. Tower Park Marina is situated on 44.5 acres, of which 14 acres are leased from the California State Lands Commission (the "CSLC Lease"). Tower Park Marina improvements and operations currently consist of the following: (a) 205 covered slips contained in 17 covered sheds; (b) 145 open slips; (c) end ties for approximately 17 boats; (d) an RV facility containing approximately 390 existing spaces; (e) a gas dock facility; (f) three warehouse buildings utilized as a restaurant and bar, store, boat sales offices, and maintenance shop containing three covered dry boat storage areas with capacity for approximately 65 boats; and (g) additional dry storage areas with capacity for approximately 67 boats. The covered boat slips at Tower Park Marina are typically rented on a month to month basis. Most of the open boat slips and the lineal boat dockage at Tower Park Marina are rented on a monthly, weekly or daily basis. The RV facility consists of permanent (rented on an annual basis) RV camping and transient RV camping. As of March 25, 2002, the permanent wet slip facilities (consisting of 205 slips) were approximately 68.8% leased and the permanent RV spaces (consisting of 136 spaces) were approximately 79.4% leased.

          The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 2001, rent expense for the CSLC Lease was $40,000.

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

          As of December 31, 2001, WMMI has acquired 422 Units in the Registrant, representing 9.4% of the outstanding units at an average price of $215 per unit.

          Exclusive of the General Partners' interest in Registrant, as of December 31, 2001, there were approximately 936 Unit holders of record.

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

(In thousands of dollars, except per unit information)

----------------------------------------------------------------------------------------------------------
For the Year                 2001             2000            1999 (2)          1998 (2)         1997 (2)
----------------------------------------------------------------------------------------------------------
Revenues                  $    2,833       $    2,663        $    2,537        $    2,275        $   2,164
                          ==========       ==========        ==========        ==========        =========
Loss before
  extraordinary item      $     (463)      $     (428)       $     (581)       $   (1,090)       $    (845)

Gain on extinguishment
  of debt                          -                -             8,515                 -                -
                          ----------       ----------        ----------        ----------        ---------

Net (loss) income         $     (463)      $     (428)       $    7,934        $   (1,090)       $    (845)
                          ==========       ==========        ==========        ==========        =========

Limited Partners' share         (458)            (424)            7,855            (1,079)            (837)

General Partners' share           (5)              (4)               79               (11)              (8)

Limited Partners'
  per unit data(1)

Loss from continuing
  operation before
  extraordinary item      $   (97.16)      $   (93.62)       $  (123.78)       $  (243.79)       $ (179.24)

Loss from discontinued
  operations                   (4.44)            (.44)            (3.77)             4.44            (6.43)

Gain on extinguishment
        of debt                    -                -        $ 1,870.01                 -                -
                          ----------       ----------        ----------        ----------        ---------
  Net income (loss)       $  (101.60)      $   (94.06)       $ 1,742.46        $  (239.35)         (185.67)
                          ==========       ==========        ==========        ==========        =========

  Cash Distributions               -                -                 -                 -                -

----------------------------------------------------------------------------------------------------------
As of December 31,           2001              2000            1999 (2)          1998 (2)         1997 (2)
----------------------------------------------------------------------------------------------------------
Total assets              $    3,511       $    3,549        $    3,373        $    3,203        $   3,071
                          ==========       ==========        ==========        ==========        =========
Mortgage notes
  payable                 $    2,023       $    2,056        $    2,100        $    6,670        $   6,729
                          ==========       ==========        ==========        ==========        =========

__________________________

     (1) Per unit data is based on the weighted average number of Units outstanding during each year, 4,508.
     (2) The years ended December 31, 1999, 1998 and 1997 have been restated to reflect the consolidation of Little Potato Slough Mutual Water Company (LPSMWC) and the effect of discontinued operations. See Notes 1 and 8 to the consolidated financial statements contained herein.

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

          Tower Park Marina was purchased in February 1988 and as of December 31, 2001, $10,911,000 had been incurred in capital costs associated with its acquisition and subsequent improvement.

          The operations of the Registrant's marina are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions.

          Presentation of Financial Statements
          ------------------------------------

          The financial statements of the Partnership reflect the Partnership's ongoing business in the slip rental, RV parking, retail sales, fuel sales and other segments and the discontinuance of its restaurant and boat service segments. The restaurant and boat service segments are now classified as discontinued operations. Financial statements of prior periods have been restated to reflect the Partnership's decision to discontinue the restaurant and boat service operations.

          Results of Operations
          ---------------------

          Historically, the Partnership's revenues were generated primarily from slip rentals. RV parking, retail sales, fuel sales and the restaurant and boat service segments.

          As discussed in Note 10 to the consolidated financial statements, during the first quarter of 2001 the Partnership made the decision to discontinue its restaurant and boat service operations and to seek to identify potential operators to lease these facilities. Consequently, the Partnership's restaurant and boat service operations are classified as discontinued operations. The restaurant was leased to an independent restaurant operator effective May 1, 2001.

          2001 Compared to 2000
          ---------------------

          For the year ended December 31. 2001, the Registrant reported a net loss before extraordinary item of $463,000, a decline of $35,000 over 2000. The decline is the net result of increased operating costs, offset by a $53,000 decline in interest expense. The savings in interest are the result of lower interest costs on advances from affiliates. Included in the net loss of $463,000 is $238,000 of depreciation and amortization. Excluding these non-cash items, the Registrant incurred a cash flow deficit of $225,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

          For the year ended December 31, 2001, the net operating cash flow (Tower Park's operating income before debt service, depreciation and partnership administrative costs) for Tower Park Marina was $339,000, compared to $304,000 in 2000. Tower Park Marina's slip rental revenues (which includes both wet slip and dry storage revenues) declined $14,000 to $696,000 in 2001, which is attributable to a slight decline in occupancies.

          RV park revenues increased $145,000 to $957,000 in 2001, due to higher occupancies and increased rates.

          In response to numerous customer complaints during 1999, management implemented a program to increase the operating hours of the restaurant and bar at Tower Park Marina. Due to the disappointing results of the changes the restaurant operations were significantly curtailed beginning January 1, 2001.

          Retail store revenues declined $29,000 to $423,000, with net operating income from retail sales declining $38,000 to $65,000 in 2001.

          Fuel sales declined $9,000 to $243,000 due to lower costs and lower retail prices. Operating income from fuel sales rose $8,000 to $44,000 as a result of improved margins.

          Water and sewer revenues increased $24,000, which was primarily due to increased usage and demand. Water and sewer expenses increased $54,000 partially in response to the increase in usage and also as a result of increased administrative costs.

          Lease income increased $37,000. The Registrant has entered into a five year lease with an independent restaurant operator that commenced May 1, 2001. The lease requires payments of 4% of gross revenues (escalating to 7% by year four) with a minimum of $2,000 per month.

          Boat service revenue declined $27,000 to $46,000, due to Registrant limiting the level of service it offers to customers to a minimum, while it continues its attempt to secure an operator to lease the facility. Although revenues declined, the net operating deficit incurred improved $5,000 to $16,000. These operations are included as part of discontinued operations.

          Other income increased $16,000 due primarily to a $10,000 payment received from a cellular service provider for leasing space for a cell tower.

          Cost of operations increased $144,000, which was primarily the result of a $60,000 increase in maintenance costs and a $49,000 increase in utility costs.

          Interest expense declined $53,000, which was primarily the result of a $49,000 decline in interest paid to affiliates because of lower interest rates.

          Depreciation and amortization increased $31,000 in 2001 due to the amortization of new improvements at Tower Park Marina.

          Management fees declined $14,000 in 2001 due primarily to the leasing of the restaurant.

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

          For the year ended December 31, 2000, the net operating cash flow (cash flow before debt service, depreciation and partnership administrative costs) for Tower Park Marina was $304,000 compared to $309,000 in 1999. Tower Park Marina's slip rental revenues (which include both wet slip and dry storage revenues) increased $32,000 to $710,000 in 2000, which is attributable to higher levels of occupancies.

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

          Lease income decreased $54,000, due to the loss of the tenant that operated the boat repair facility. The Registrant is limiting the level of service it offers to customers to a minimum while it attempts to secure an operator to lease the facility. For the year the boat repair operation generated $73,000 in revenue and incurred a net operating deficit of $21,000.

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

          Liquidity and Capital Resources
          -------------------------------

          Since its inception in 1988 the Registrant has operated at a deficit. These deficits have been partially covered by advances from the General Partners ($4,236,000 through December 31, 2001) and cash reserves. In addition, the Registrant had previously discontinued making debt service payments on substantially all of its notes payable.

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

          Although the Registrant has spent in excess of $800,000 for capital improvements over the last three years, the operating results for Tower Park Marina remain virtually unchanged. Management believes that the leasing of the restaurant will have an immediate positive impact on the financial results of the property.

          The CSLC Lease requires minimum quarterly payments of $10,000 and the note secured by Tower Park requires monthly payments of $23,000.

          Tower Park's 2001 net operating cash flow of $339,000 reflects $132,000 of management fees paid to an affiliate of the Corporate General Partner. As payments to the Corporate General Partner or its affiliates can be deferred, as necessary, the amount available for making the Registrant's annual debt service payments of $276,000 was approximately $471,000. As expenditures for capital improvements are discretionary, the amount and timing of these expenditures can be adjusted based on the operating results and cash flow of the Registrant.

          Registrant's ability to continue to operate through 2002 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and either continued advances from the General Partners or the deferral of payments to the General Partners or their affiliates for management fees and interest. There can be no assurance that these conditions will be met or that the Registrant will be able to continue as a going concern.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

          The Registrant is exposed to changes in interest rates from its financing arrangement with its General Partners. The Registrant's mortgage note payable bears interest at a fixed rate. See Note 5 to the Financial Statements for terms, valuations, and principal maturity of the mortgage note as of December 31, 2001. Based on the market rate of the mortgage note, its fair value at December 31, 2001 is deemed to be the carrying value, $2,008,000.

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

                                  Office and Date                Business Experience
Name                      Age     of Election                    During Past 5 Years
--------                  ---     --------------                 -------------------
Michael M. Sachs          61      President and Director         Mr. Sachs has been President,
                                  of the Corporate General       Secretary and Director of
                                  Partner (1990) and of          Westrec Financial and President
                                  Tower Park Operating           of Westrec Properties (1990).
                                  Corporation (1997)             Vice-President, Secretary and
                                                                 Director of WMMI (1987). Mr. Sachs
                                                                 is a director of New Century
                                                                 Financial Corporation, a residential
                                                                 mortgage brokerage, since its
                                                                 inception in 1995.

Jeffrey K. Ellis          41      Vice President (1990) and      Mr. Ellis is also Vice President
                                  Chief Financial Officer (1996) (1990) and Chief Financial Officer
                                  of the Corporate General       (1996) for Westrec Financial, Inc.,
                                  Partner and Vice President     Westrec Properties, Inc. and
                                  and Chief Financial Officer    Westrec Marina Management, Inc.
                                  of Tower Park Operating
                                  Corporation (1997)

William W. Anderson       53      Director of the Corporate      Mr. Anderson is also the President
                                  General Partner (1990)         (1990) and Director (1995) of
                                  and of Tower Park Operating    Westrec Marina Management, Inc. and is a
                                  Corporation (1997).            Director of Westrec Financial, Inc. (1996) and
                                                                 Westrec Properties, Inc. (1996)

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

          To the Registrant's knowledge, based solely on review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Registrant were complied with.

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

              As of December 31, 2001, the General Partners have contributed an aggregate of $1,000 to the capital of Registrant. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of Registrant. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties.

              Westrec Financial (which may be deemed a parent of Registrant) has two classes of
stock outstanding, common stock and Convertible Participating Preferred Stock (the "Preferred Stock") which votes together with the common stock, except for the election of directors. Michael M. Sachs, an officer and director of Westrec Financial and the Corporate General Partner owns 100% of the common stock of Westrec Financial. As of December 31, 2001 there was no preferred stock outstanding.

          To date, WMMI has acquired 432 units (422 units at December 31, 2001) in the Registrant, representing 9.6% of the outstanding units. WMMI's business address is 16633 Ventura Boulevard, 6/th/ Floor, Encino, California, 91436.

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

ITEM 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          The Registrant's prospectus included in SEC Registration Statement No. 33-21021 discloses that the General Partners and their affiliates are entitled to the following compensation:

          1. Acquisition and Development Fees to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for Registrant, in an amount equal to 6% of the purchase price or the cost of construction of the properties. Cumulative Acquisition and Development Fees paid to the General Partners and their affiliates through December 31, 2001 totaled $1,639,000, ($22,000 of which was paid in 2001).

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

Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2001 totaled $96,000 (none of which was paid in 2001).

          3. The Corporate General Partner made advances to Registrant during 1998, 1999, 2000 and 2001 to cover operating deficits and capital expenditures. At December 31, 2001, these advances totaled $4,236,000 and accrue interest at prime plus 1% (5.75% at December 31, 2001). Interest paid or accrued to the Corporate General Partner for 2001 totaled $307,000.

          4. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed to reduce their share of any future distributions to 1%. No such distributions were made during 2001 and none are expected in 2002.

          Registrant and WMMI, a subsidiary of Westrec Financial, have entered into management agreements, a copy of the form of which is included as an exhibit to Registrant's Registration Statement, SEC Registration Statement No. 33-21021. Under the terms of those agreements, WMMI is entitled to receive as compensation for its management services a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the "Gross Revenue" from operations of the properties and (ii) 6% of the "Net Sales Revenue" from operations of the properties. The term "Gross Revenue" means all receipts (net of security deposits returned to the tenants) of Registrant from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term "Net Sales Revenue" means all receipts of Registrant from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of Registrant). The management fee will cover, without additional expense to Registrant, the time WMMI's executive officers expend on project management and WMMI's overhead costs such as its expenses for rent, utilities and servicing of Registrant's accounts payable. During 2001,

$132,000 was paid or accrued by Registrant to WMMI pursuant to the management agreements.

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

                                     TOWER PARK MARINA INVESTORS, L.P.,
                                     (formerly PS MARINA INVESTORS I),
                                     a California Limited Partnership

Dated:  April 19, 2002               By:    Westrec Investors, Inc.,
                                            ------------------------
                                     (formerly PS MARINA INVESTORS, INC.)
                                     ------------------------------------
                                     General Partner

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

     Signature                      Capacity                         Date
     ---------                      --------                         ----

/s/ Michael M. Sachs       President, Secretary and Director     April 19, 2002
--------------------       of Westrec Investors, Inc., the
Michael M. Sachs           Corporate General Partner of the
                           Registrant (principal executive
                           officer)

/s/ William W. Anderson    Director of Westrec Investors, Inc.,  April 19, 2002
-----------------------    the Corporate General Partner of
William W. Anderson        the Registrant.

/s/ Jeffrey K. Ellis       Vice President and Chief Financial    April 19, 2002
--------------------       Officer of Westrec Investors, Inc.,
Jeffrey K. Ellis           the Corporate General Partner of the
                           Registrant (principal financial
                           officer and principal accounting
                           officer)

                       TOWER PARK MARINA INVESTORS, L.P.,
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   Index to Financial Statements and Schedules
                                  (Item 14 (a))


                                                                Page
                                                                Reference
                                                                ---------

Report of Vasquez & Company LLP, Independent Auditors              F-1

Report of Ernst & Young LLP, Independent Auditors                  F-2

Consolidated Balance Sheets at December 31, 2001 and 2000          F-3

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999                                 F-4

Consolidated Statements of Changes in Partners' Deficit for
  the years ended December 31, 2001, 2000 and 1999                 F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999                                 F-6

Notes to Consolidated Financial Statements                         F-7 to F-19


Schedule

III - Real Estate and Accumulated Depreciation                     F-20 to F-21


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

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Tower Park Marina Investors, L.P.,
(formerly PS Marina Investors I),
a California Limited Partnership
and Subsidiary

We have audited the accompanying consolidated balance sheet of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary (the Partnership), as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' deficit, and cash flows for the years ended December 31, 2001 and 2000. Our audits also included the financial statement schedule as of December 31, 2001 listed in the accompanying index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The financial statements of Tower Park Marina Investors, L.P. for the year ended December 31, 1999, were audited by other auditors whose report dated March 25, 2000 (except for Note 8 for which the date is September 27, 2001) on those statements included an explanatory paragraph that described substantial doubt about the Partnership's ability to recover the carrying value of its assets and to continue as a going concern discussed in Notes 2 and 7 to the financial statements.

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

In our opinion, the 2001 and 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule as of December 31, 2001 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth thereon.

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

Los Angeles, California
March 8, 2002

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Tower Park Marina Investors, L.P.,
(formerly PS Marina Investors I),
a California Limited Partnership

We have audited the accompanying balance sheet of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, as of December 31, 1999, and the related statement of operations, partners' deficit, and cash flow for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the accompanying index at Item 14 (a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, at December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth thereon.

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

                                                           /s/ Ernst & Young LLP

Los Angeles, California
March 25, 2000, except for Note 8, which date is September 27, 2001.

                        TOWER PARK MARINA INVESTORS, L.P
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31
                                                                        --------------------------------------
                                                                            2001                      2000
                                                                        ------------              ------------
ASSETS
------

Cash                                                                    $     49,000              $     70,000
Reserve fund                                                                 253,000                   233,000
Accounts receivable                                                          131,000                   112,000
Tower Park Marina, net (Note 2)                                            2,711,000                 2,642,000
Water and sewer facilities, net (Note 3)                                      93,000                   101,000
Other assets, net (Note 4)                                                   274,000                   391,000
                                                                        ------------              ------------

                                                                        $  3,511,000              $  3,549,000
                                                                        ============              ============


LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses                                   $    195,000              $    221,000
Interest payable                                                              16,000                    16,000
Payable to affiliates (Note 6)                                             4,236,000                 3,780,000
Deferred rentals                                                             136,000                   111,000
Notes payable (Note 5)                                                     2,023,000                 2,056,000
                                                                        ------------              ------------

                                                                           6,606,000                 6,184,000
                                                                        ------------              ------------

Minority partners' interest                                                  187,000                   184,000
                                                                        ------------              ------------

Commitments and contingencies (Note 7)                                         -                           -

Partners' deficit:
  Limited partners' deficit, $5,000
    per unit, 4,508 units authorized, issued
    and outstanding                                                       (2,388,000)               (1,930,000)
  Deferred contributions                                                     (76,000)                  (76,000)
                                                                        ------------              ------------
                                                                          (2,464,000)               (2,006,000)
  General partners' deficit                                                 (818,000)                 (813,000)
                                                                        ------------              ------------
    Total partners' deficit                                               (3,282,000)               (2,819,000)
                                                                        ------------              ------------

                                                                        $  3,511,000              $  3,549,000
                                                                        ============              ============

           See accompanying notes and report of independent auditors.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 2001, 2000 and 1999

                                                        2001                        2000                      1999
                                                    -------------               -------------             ------------
                                                                                                           (Restated)
Revenues:

   Slip rentals                                     $    696,000                $    710,000              $    678,000
   RV Parking                                            957,000                     812,000                   707,000
   Retail store                                          423,000                     452,000                   401,000
   Fuel service                                          243,000                     252,000                   209,000
   Water and sewer                                       214,000                     190,000                   193,000
   Lease                                                 191,000                     154,000                   208,000
   Other income                                          109,000                      93,000                   141,000
                                                    ------------                ------------              ------------
                                                       2,833,000                   2,663,000                 2,537,000
                                                    ------------                ------------              ------------
Expenses:
   Slip rental                                            58,000                      64,000                    48,000
   RV parking                                            161,000                     112,000                   109,000
   Retail store                                          358,000                     349,000                   313,000
   Fuel service                                          199,000                     216,000                   192,000
   Water and sewer                                       209,000                     155,000                   157,000
   Cost of operations                                  1,419,000                   1,275,000                 1,274,000
   Interest expense                                      499,000                     552,000                   701,000
   Depreciation and amortization                         238,000                     207,000                   163,000
   Minority partner's interest                             3,000                      13,000                    14,000
   Management fees (Note 6)                              132,000                     146,000                   130,000
                                                    ------------                ------------              ------------
                                                       3,276,000                   3,089,000                 3,101,000
                                                    ------------                ------------              ------------
Loss before discontinued
   operations and extraordinary item                    (443,000)                   (426,000)                 (564,000)
Loss from discontinued operations                        (20,000)                     (2,000)                  (17,000)
                                                    ------------                ------------              ------------
Loss before extraordinary item                          (463,000)                   (428,000)                 (581,000)

Gain on extinguishment of debt                            -                                -                 8,515,000
                                                    ------------                ------------              ------------

Net (loss) income                                   $   (463,000)               $   (428,000)             $  7,934,000
                                                    ============                ============              ============

Allocation of net (loss) income:
Limited Partners'                                   $   (458,000)               $   (424,000)                7,855,000
General Partners'                                         (5,000)                     (4,000)                   79,000
                                                    ------------                ------------              ------------

                                                    $   (463,000)               $   (428,000)             $  7,934,000
                                                    ============                ============              ============

Limited Partners' net (loss) income per unit:
   Loss from continuing operations before
     extraordinary item                             $     (97.16)               $     (93.62)             $    (123.78)
   Loss from discontinued operations                       (4.44)                      (0.44)                    (3.77)
   Extraordinary item                                        -                           -                    1,870.01
                                                    ------------                ------------              ------------

     Net (loss) income                              $    (101.60)               $     (94.06)             $   1,742.46
                                                    =============               ============              ============

           See accompanying notes and report of independent auditors.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

              For the years ended December 31, 2001, 2000 and 1999


                                                            General                Limited
                                                            Partners               Partners              Total
                                                          -----------           ------------         ------------
Balances at December 31, 1998 (Restated)                  $  (888,000)          $ (9,437,000)        $(10,325,000)

Net income (Restated)                                          79,000              7,855,000            7,934,000
                                                          -----------           ------------         ------------

Balances at December 31, 1999 (Restated)                     (809,000)            (1,582,000)          (2,391,000)

Net loss                                                       (4,000)              (424,000)            (428,000)
                                                          -----------           ------------         ------------

Balances at December 31, 2000                                (813,000)            (2,006,000)          (2,819,000)

Net loss                                                       (5,000)              (458,000)            (463,000)
                                                          -----------           ------------         ------------

Balances at December 31, 2001                             $  (818,000)          $ (2,464,000)        $ (3,282,000)
                                                          ===========           ============         ============

           See accompanying notes and report of independent auditors.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2001, 2000 and 1999

                                                                    2001                   2000                 1999
                                                                ------------          ------------         -------------
                                                                                                              (Restated)
Cash flows from operating activities:

    Net (loss) income                                           $   (463,000)         $   (428,000)          $ 7,934,000
    Adjustments to reconcile net income (loss) to net cash
        used for operating activities:
      Depreciation and amortization                                  238,000               207,000               163,000
      Minority partners' interest                                      3,000                13,000                14,000
      Forgiveness of debt                                                -                     -              (8,515,000)
      (Increase) decrease in accounts receivable                     (19,000)               (1,000)              122,000
      Decrease (increase) in other assets                             89,000               (66,000)             (136,000)
      Increase (decrease) in accounts payable
           and accrued expenses                                      (26,000)               67,000              (382,000)
      (Decrease) increase in interest payable, net                       -                  (1,000)              318,000
      Decrease in deferred rentals                                    25,000               (49,000)              (37,000)
                                                                ------------          ------------           -----------

Cash flow used for operating activities                             (153,000)             (258,000)             (519,000)
                                                                ------------          ------------           -----------

Cash flows from investing activities:
    Improvements to marina facilities                               (271,000)             (270,000)             (264,000)
    Improvements to water and sewer facilities                           -                     -                  (9,000)
    Increase in reserve fund                                         (20,000)              (56,000)              (19,000)
                                                                ------------          ------------           -----------

Cash flow used for investing activities                             (291,000)             (326,000)             (292,000)
                                                                ------------          ------------           -----------

Cash flows from financing activities:
    Proceeds from notes payable                                          -                     -               2,118,000
    Repayments of notes payable                                      (33,000)              (44,000)           (1,673,000)
    Advances from affiliates, net                                    456,000               618,000               392,000
                                                                ------------          ------------           -----------

Net cash provided by financing activities                            423,000               574,000               837,000
                                                                ------------          ------------           -----------

Net (decrease) increase in cash                                      (21,000)              (10,000)               26,000

Cash at the beginning of year                                         70,000                80,000                54,000
                                                                ------------          ------------           -----------

Cash at the end of year                                         $     49,000          $     70,000           $    80,000
                                                                ============          ============           ===========

           See accompanying notes and report of independent auditors.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

1.   Summary of Significant Accounting Policies and Partnership Matters
     ------------------------------------------------------------------
     (continued)
     ----------

     Reserve Fund
     ------------

     The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. At December 31, 2001 and 2000 the reserve fund balance were $253,000 and $233,000, respectively.

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

     Net Realizable Value Reserve
     ----------------------------

     As of December 31, 2001 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina. The reserve represents an aggregate cost adjustment to individual assets in compliance with SFAS 121 and no restoration of this previously recognized reserve is permitted in accordance with paragraph 11 of this guidance.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

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

                                December 31, 2001

1.   Summary of Significant Accounting Policies and Partnership Matters
     ------------------------------------------------------------------
     (continued)
     -----------

     Taxes Based on Income
     ---------------------

     Taxes based on income are the responsibility of the individual partners and, accordingly, are not reflected in the accompanying financial statements. The difference between the tax basis and the reported amounts of the Partnership's assets and liabilities is attributable to the net realizable value reserve of $2,193,000 and accumulated depreciation of $744,000.

     Segment Reporting
     -----------------

     Effective January 1, 1998, the Partnership adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position but did affect the disclosure of segment information, as presented in Note 9.

     New Accounting Pronouncements
     -----------------------------

     FASB issued on June 2001, SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17, Intangible Assets. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is not expected to affect the Partnership's financial statements.

     FASB issued on June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of SFAS 143 on the Partnership's financial statements is not yet known.

     FASB issued on August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement shall be effective for financial statements issued for fiscal years beginning after December 15, 2001. This Statement will require the Partnership to test its marina facilities for recoverability because of current period operating or cash flow loss combined with a history of operating or cash flow losses. An impairment loss shall be recognized if the carrying amount is greater than the sum of undiscounted cash flows expected to result from the use and eventual disposition of its marina facilities. The Partnership reduced the carrying value of its marina facilities to its net realizable value in 1995 in accordance with SFAS 121. The amount of impairment loss, if any, that will result from SFAS 144 is not yet known.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

2.   Tower Park Marina
     -----------------

     Tower Park Marina, located in the Sacramento - San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $22,000 and $16,000 for the year ended December 31, 2001 and 2000, respectively. At December 31, Tower Park Marina comprised the following:

                                               2001             2000
                                           -----------      -----------

     Land                                  $ 1,040,000      $ 1,040,000
     Buildings                               2,264,000        2,125,000
     Improvements                            2,241,000        2,237,000
     Floating docks                          3,107,000        3,048,000
     Furniture, fixtures and equipment       1,318,000        1,252,000
     Leasehold interest                        941,000          941,000
                                           ------------     -----------
                                            10,911,000       10,643,000
     Less accumulated depreciation
       and amortization                     (6,007,000)      (5,808,000)
                                           -----------      -----------
                                             4,904,000        4,835,000

     Net realizable value reserve           (2,193,000)      (2,193,000)
                                           -----------      -----------

                                           $ 2,711,000      $ 2,642,000
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

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

3.   Water and sewer facilities
     --------------------------

     Water and sewer facilities at December 31, consist of the following:

                                                 2001          2000
                                              ----------    ----------

     Water and sewer equipment                $  169,000    $  169,000
     Less accumulated depreciation               (76,000)      (68,000)
                                              ----------    ----------

                                              $   93,000    $  101,000
                                              ==========    ==========

4.   Other Assets
     ------------

     Other assets at December 31, consist of the following:

                                                 2001           2000
                                              ----------    ----------

     Inventory                                $  152,000    $  207,000
     Capitalized financing costs                 152,000       152,000
     Other                                        41,000        75,000
                                              ----------    ----------
                                                 345,000       434,000
     Accumulated amortization                    (71,000)      (43,000)
                                              ----------    ----------

                                              $  274,000    $  391,000
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

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

5.   Notes Payable
     -------------

     Notes payable at December 31, consist of the following:

                                                  2001             2000
                                              -----------      -----------
     Note payable secured by a deed
     of trust on Tower Park Marina            $ 2,008,000      $ 2,048,000

     Other                                         15,000            8,000
                                              -----------      -----------

                                              $ 2,023,000      $ 2,056,000
                                              ===========      ===========

     At December 31, 2001 future principal payments are as follows:

                          Year
                          ----

                          2002                $   51,000
                          2003                    55,000
                          2004                 1,911,000
                          2005                     4,000
                          2006                     2,000
                                              ----------

                                              $2,023,000
                                              ==========

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

                                December 31, 2001

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

     Interest paid on these notes for the year ended December 31, 2001, 2000, and 1999 was $193,000, $196,000, and $147,000, respectively.

     In connection with the refinancing of the Partnership's note payable during 1999 the General Partner was paid a loan brokerage fee of $25,000.

     Based on the market rate of the mortgage note, the fair value at December 31, 2001 is deemed to be the carrying value, $2,008,000.

6.   Related Party Transactions
     --------------------------

     The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marinas' monthly gross revenues (as defined). Management fees for the year ended December 31, 2001, 2000 and 1999 were $132,000, $146,000 and $130,000, respectively.

     In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (5.75% at December 31, 2001). Total interest accrued to Westrec for the year ended December 31, 2001, 2000, and 1999 was $307,000, $356,000 and $237,000, respectively.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

7.   Commitments and Contingencies
     -----------------------------

     The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

     In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Currently, the Partnership is required to perform quarterly groundwater sampling and monitoring. Environmental consultants have been engaged to perform this sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation; consequently no loss accrual has been made in the financial statements. To date the Partnership has incurred $101,000 in monitoring fees. Included in cost of operations at December 31, 2001 is $16,000 of monitoring fees.

     The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $40,000 for each of the years ended December 31, 2001, 2000 and 1999.

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

7.       Commitments and Contingencies (continued)
         -----------------------------------------

         Future minimum lease payments under this lease are as follows:

                          Year
                          ----

                          2002                   $  40,000
                          2003                      40,000
                          2004                      40,000
                          2005                      40,000
                          2006                      40,000
                          Thereafter               684,000
                                                ----------

                                                $  884,000
                                                ==========

         The Partnership's ability to continue to operate through 2002 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management's plans include the expenditure of approximately $150,000 (unaudited) in additional repairs and capital improvements during 2002, which management believes will continue to improve the operations of the property. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

8.       Prior Period Adjustment
         -----------------------

         The Partnership has a 51% ownership interest in Little Potato Slough Mutual Water Company ("LPSMWC"). LPSMWC supplies and distributes water to its shareholders and operates a sewer system and drainage canals for use by its shareholders. The 51% interest was accounted for as an investment under the equity method in prior years and not consolidated. Additionally, the Partnership had expensed capital assessments paid to LPSMWC. As a result of the error, the balance sheet as of December 31, 1999 and the related statement of operations for the year ended December 31, 1999 has been restated to consolidate LPSMWC and to adjust net income (loss) and Partners' Equity.

                                                   As Previously
                                                      Reported     Adjustment  As Restated
                                                   -------------   ----------  -----------

         For the Year Ended December 31, 1999:
             Total Assets                          $  3,082,000    $  291,000  $ 3,373,000
                                                   ============    ==========  ===========


             Total Partners' Deficit               $ (2,505,000)   $  114,000  $(2,391,000)
                                                   ============    ==========  ===========

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

8.   Prior Period Adjustment (continued)
     -----------------------------------

                                                          As Previously
                                                             Reported      Adjustment    As Restated
                                                          -------------   ------------   -----------
     For the Year Ended December 31, 1999:
         Income (loss) before extraordinary item          $    (589,000)  $      8,000   $  (581,000)
         Gain on extinguishment of debt                       8,515,000              -     8,515,000
                                                          -------------   ------------   -----------
         Net income                                       $   7,926,000   $      8,000   $ 7,934,000
                                                          =============   ============   ===========

         Limited Partners' net income (loss) per unit:
         Income (loss) before discontinued
               operations and extraordinary item          $     (125.55)  $       1.77   $   (123.78)
         Loss from discontinued operations                        (3.77)             -         (3.77)
         Gain on extinguishment of debt                        1,870.01              -      1,870.01
                                                          -------------   ------------   -----------
         Net income                                       $    1,740.69   $       1.77   $  1,742.46
                                                          =============   ============   ===========

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        (formerly PS MARINA INVESTORS I)
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

9.       Segment Reporting (continued)
         -----------------------------
         Segment Information (in 000's)                           2001      2000      1999
                                                                 ------    ------    ------
         Revenues
         --------
         Slip Rental                                               696       710       678
         RV Parking                                                957       812       707
         Retail Sales                                              423       452       401
         Fuel Service                                              243       252       209
         Other                                                     514       437       542
                                                                ------    ------    ------
            Total Consolidated Revenues                          2,833     2,663     2,537
                                                                ------    ------    ------

         Depreciation
         ------------
         Slip Rental                                                52        32        14
         RV Parking                                                 18        18        18
         Retail Sales                                                -         -         -
         Fuel Service                                                -         -         -
         Unallocated amount (2)                                    168       157       131
                                                                ------    ------    ------
            Total Consolidated Depreciation                        238       207       163
                                                                ------    ------    ------

         Profit (Loss)
         -------------
         Slip Rental                                               586       614       616
         RV Parking                                                778       682       580
         Retail Sales                                               65       103        88
         Fuel Service                                               44        36        17
         Other (1)                                              (1,916)   (1,861)   (1,865)
                                                                ------    ------    ------
            Total Loss Before Discontinued
                  Operations and Extraordinary Item               (443)     (426)     (564)
                                                                ------    ------    ------

         Assets
         ------
         Slip Rental                                               271       263        78
         RV Parking                                                251       265       283
         Retail Sales                                               59        96        81
         Fuel Service                                               17        22        12
         Unallocated amount (2)                                  2,913     2,903     2,919
                                                                ------    ------    ------
            Total Consolidated Assets                            3,511     3,549     3,373
                                                                ------    ------    ------

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

                                December 31, 2001

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

                                                      2001             2000            1999
                                                  ------------    -----------    -------------
         Restaurant
             Revenue                              $      3,000    $   595,000    $    490,000
             Expenses                                    7,000        576,000         507,000
                                                      --------      ---------       ---------
             Income (loss)                        $     (4,000)   $    19,000    $    (17,000)
                                                      ========      =========       =========

         Boat Service
             Revenue                              $     46,000    $    73,000    $          -
             Expenses                                   62,000         94,000               -
                                                     ---------      ---------       ---------
             Income (loss)                        $    (16,000)   $   (21,000)   $          -
                                                     =========      =========       =========

         Discontinued Operations, total
             Revenue                              $     49,000    $   668,000    $    490,000
             Expenses                                   69,000        670,000         507,000
                                                     ---------      ---------       ---------
             Income (loss)                        $    (20,000)   $    (2,000)   $    (17,000)
                                                     =========      =========       =========

                         TOWER PARK MARINA INVESTORS LP
                        a California Limited Partnership

                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                        Cost
                                                                                                    Subsequent to
                                                                         Initial Cost                Acquisition
                                                               ---------------------------------- -----------------
Date                                                                              Buildings &        Buildings &
Acquired      Description                    Encumbrances          Land          Improvements       Improvements
------------  -----------------------------  ----------------  --------------  ------------------ -----------------
   02/88      Tower Park                          $2,008,000      $1,040,000          $6,213,000        $3,658,000
              Net Realizable Value Reserve


                                             ----------------  --------------  ------------------  -----------------

                                                  $2,008,000      $1,040,000          $6,213,000         $3,658,000
                                             ===============   =============   =================   ================

                                                         Gross Carrying Amount at December 31, 2001
                                             ----------------------------------------------------------------------
Date                                                               Buildings &                        Accumulated
Acquired      Description                           Land          Improvements         Total          Depreciation
------------  -----------------------------   ----------------- ----------------- ----------------- ---------------


   02/88      Tower Park                            $1,040,000        $9,871,000       $10,911,000       $6,007,000
              Net Realizable Value Reserve                                              (2,193,000)               0


                                              ----------------- ----------------- ----------------- ---------------

                                                    $1,040,000        $9,871,000       $ 8,718,000       $6,007,000
                                              ================  ================  ================  ===============

                         TOWER PARK MARINA INVESTORS LP
                        a California Limited Partnership

                         SCHEDULE III - REAL ESTATE AND
                      ACCUMULATED DEPRECIATION (continued)

REAL ESTATE RECONCILIATION

                                                                       Year Ended December 31,
                                                             -----------------------------------------
                                                                2001          2000            1999
                                                             ----------    ----------     -----------
Balance at beginning of the year                             $8,450,000    $8,180,000     $7,916,000

Contruction in progress and
     improvements to facilities
     during the year                                            268,000       270,000        264,000

Acquisitions during the year

Deductions during the year

                                                             ----------    -----------    -----------

Balance at the end of the year                               $8,718,000    $8,450,000     $8,180,000
                                                             ==========    ===========    ===========

ACCUMULATED DEPRECIATION RECONCILIATION

                                                                       Year Ended December 31,
                                                             -----------------------------------------
                                                                2001          2000            1999
                                                             ----------    ----------     ------------
Balance at beginning of the year                             $5,808,000    $5,638,000      $5,497,000

Additions during the year:
     Depreciation                                               199,000       170,000         141,000

Deductions during the year
                                                             ----------    ----------     ------------

Balance at the end of the year                               $6,007,000    $5,808,000      $5,638,000
                                                             ==========    ==========     ============


The aggregate cost for Federal income tax purposes is $ 10,911,000.

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