Form 10-Q
period 2002-03-31
TOWER PARK MARINA INVESTORS LP
filed 2002-05-16
CIK 831491

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                        --------------------------------

     For Quarter Ended                                       Commission File
     -----------------                                       ---------------
     March 31, 2002                                          Number 0-17672


                       TOWER PARK MARINA INVESTORS, L.P.,
                        a California Limited Partnership
                        --------------------------------
             (Exact name of registrant as specified in its charter)



          California                                     95-4137996
--------------------------------                      -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)


         16633 Ventura Boulevard, 6/th/ Floor, Encino, California 91436
       ----------------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

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
                 Yes                                No

                                      INDEX
                                      -----

PART I.   FINANCIAL INFORMATION                                        PAGE REFERENCE

     Consolidated Balance Sheets at March 31, 2002 and
       December 31, 2001                                                       2


     Consolidated Statements of Operations for the three month
       periods ended March 31, 2002 and 2001                                   3


     Consolidated Statements of Cash Flows for the three month
       periods ended March 31, 2002 and 2001                                   4


     Notes to Consolidated Financial Statements                             5-16


     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                             17




PART II.  OTHER INFORMATION                                                   18

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,          December 31,
                                                       2002                 2001
                                                    -----------         ------------
                                                    (Unaudited)
ASSETS
------

Cash                                                $   100,000         $    49,000
Reserve fund                                            258,000             253,000
Accounts receivable                                     117,000             131,000
Tower Park Marina, net (Note 2)                       2,694,000           2,711,000
Water and sewer facilities, net (Note 3)                 95,000              93,000
Other assets, net (Note 4)                              269,000             274,000
                                                    ----------          -----------

                                                    $ 3,533,000         $ 3,511,000
                                                    ===========         ===========


LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Accounts payable and accrued expenses               $   236,000         $   195,000
Interest payable                                         16,000              16,000
Payable to affiliates                                 4,339,000           4,236,000
Deferred rentals                                        144,000             136,000
Notes payable (Note 5)                                2,011,000           2,023,000
Commitments and contingencies (Note 7)                        -                   -
                                                    -----------         ------------
                                                      6,746,000           6,606,000

Minority partners' interest                             190,000             187,000

Partners' deficit:
  Limited partners' deficit, $50,000
     per unit, 4,508 units authorized
     issued and outstanding                          (2,508,000)         (2,388,000)
  Less deferred contributions                           (76,000)            (76,000)
                                                    -----------         -----------
                                                     (2,584,000)         (2,464,000)
  General partners' deficit                            (819,000)           (818,000)
                                                    -----------         -----------
  Total partners' deficit                            (3,403,000)         (3,282,000)
                                                    -----------         -----------

                                                    $ 3,533,000         $ 3,511,000
                                                    ===========         ===========

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the three month periods ended March 31, 2002 and 2001
                                   (Unaudited)

                                                         2001            2002
                                                     -----------     -----------
Revenues:
  Slip rentals                                       $   156,000     $   168,000
  RV parking                                             176,000         163,000
  Retail store                                            49,000          49,000
  Fuel service                                            21,000          27,000
  Water and sewer                                         47,000          37,000
  Lease                                                   45,000          38,000
  Other income                                            17,000          27,000
                                                     -----------     -----------

                                                         511,000         509,000
                                                     -----------     -----------
Expenses:
  Slip rentals                                            16,000          14,000
  RV parking                                              38,000          29,000
  Retail store                                            45,000          51,000
  Fuel service                                            20,000          30,000
  Water and sewer                                         38,000          45,000
  Cost of operations                                     283,000         319,000
  Interest expense                                       101,000         139,000
  Depreciation and amortization                           63,000          57,000
  Management fees (Note 6)                                25,000          25,000
  Minority partners' interest                              3,000          (3,000)
                                                     -----------     -----------

                                                         632,000         706,000
                                                     -----------     -----------

Loss before discontinued operations                  $  (121,000)       (197,000)

Loss from discontinued operations                              -         (16,000)
                                                     -----------     -----------

Net loss:                                            $  (121,000)    $  (213,000)
                                                     ===========     ===========

Allocation of net loss:
Limited Partners'                                    $  (120,000)    $  (211,000)
General Partners'                                         (1,000)         (2,000)
                                                     -----------     -----------

                                                     $  (121,000)    $  (213,000)
                                                     ===========     ===========

Limited Partners' net (loss) income per unit:
  Loss from continuing operations                    $    (26.62)    $    (43.26)
  Loss from discontinued operations                            -           (3.55)
                                                     -----------     -----------
    Net (loss) income                                $    (26.62)    $    (46.81)
                                                     ===========     ===========

                             See accompanying notes.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the three month periods ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                       2002              2001
                                                                    ----------       ----------
Cash flows from operating activities:
  Net loss                                                         $  (121,000)     $  (213,000)
  Adjustments to reconcile net loss to net
   cash provided by (used for) operating activities:
      Depreciation and amortization                                     63,000           57,000
      Minority partners' interest                                        3,000           (3,000)
      Decrease (increase) in accounts receivable                        14,000          (26,000)
      (Increase) decrease in other assets                               (2,000)          13,000
      Increase in accounts payable and
         accrued expenses                                               41,000           10,000
      Increase in deferred rentals                                       8,000            2,000
                                                                    ----------       ----------

Cash flows provided by (used for) operating activities                   6,000         (160,000)
                                                                    ----------       ----------

Cash flows from investing activities:
  Improvements to marina facilities                                    (37,000)         (51,000)
  Improvements to water and sewer facilities                            (4,000)               -
  Increase in reserve fund                                              (5,000)          (8,000)
                                                                    ----------       ----------

Cash flow used for investing activities                                (46,000)         (59,000)
                                                                    ----------       ----------

Cash flows from financing activities:
  Repayments of notes payable                                          (12,000)         (11,000)
  Advances from affiliates, net                                        103,000          210,000
                                                                    ----------       ----------

Net cash provided by financing activities                               91,000          199,000
                                                                    ----------       ----------

Net increase (decrease) in cash                                         51,000          (20,000)

Cash at the beginning of period                                         49,000           70,000
                                                                    ----------       ----------

Cash at the end of period                                          $   100,000      $    50,000
                                                                    ==========       ==========

                             See accompanying notes.

                       TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FEDERAL INCOME TAX BASIS

                                 March 31, 2002
                                   (Unaudited)

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

     Basis for Presentation
     ----------------------

     In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

                                 March 31, 2002
                                   (Unaudited)

1. Summary of Significant Accounting Policies and Partnership Matters
   ------------------------------------------------------------------
   (continued)
   -----------

   Principles of Consolidation (continued)
   ---------------------------------------

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

   Reserve Fund
   ------------

   The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. At March 31, 2002 the reserve fund balance was $258,000. The reserve fund is composed of cash in bank, money market funds and certificates of deposit.

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

                                 March 31, 2002
                                   (Unaudited)

1. Summary of Significant Accounting Policies and Partnership Matters
   ------------------------------------------------------------------
   (continued)
   -----------

   Net Realizable Value Reserve
   ----------------------------

   As of March 31, 2002 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina. The reserve represents an aggregate cost adjustment to individual assets in compliance with SFAS 121 and no restoration of this previously recognized reserve is permitted in accordance with paragraph 11 of this guidance.

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

                                 March 31, 2002
                                   (Unaudited)

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

   Segment Reporting
   -----------------

   Effective January 1, 1998, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position but did affect the disclosure of segment information, as presented in Note 8.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (Unaudited)

1. Summary of Significant Accounting Policies and Partnership Matters
   ------------------------------------------------------------------
   (continued)
   -----------

   New Accounting Pronouncements
   -----------------------------

   FASB issued on June 2001, SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17, Intangible Assets. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement did not affect the results of operations or financial position of the Partnership.

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

   FASB issued on August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement shall be effective for financial statements issued for fiscal years beginning after December 15, 2001. This Statement will require the Partnership to test its marina facilities for recoverability because of current period operating or cash flow loss combined with a history of operating or cash flow losses. An impairment loss shall be recognized if the carrying amount is greater than the sum of undiscounted cash flows expected to result from the use and eventual disposition of its marina facilities. The Partnership reduced the carrying value of its marina facilities to its net realizable value in 1995 in accordance with SFAS 121. The amount of impairment loss, if any, that will result form SFAS 144 is not yet known.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

                                   (Unaudited)

2. Tower Park Marina
   -----------------

   Tower Park Marina, located in the Sacramento - San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $2,000 and $22,000 for the three months ended March 31, 2002 and the for the year ended December 31, 2001, respectively. At March 31, 2002 and December 31, 2001 Tower Park Marina comprised the following:

                                                 2002               2001
                                             -----------        -----------

   Land                                      $ 1,040,000        $ 1,040,000
   Buildings                                   2,264,000          2,264,000
   Improvements                                2,241,000          2,241,000
   Floating docks                              3,107,000          3,107,000
   Furniture, fixtures and equipment           1,318,000          1,318,000
   Leasehold interest                            941,000            941,000
   Construction in progress                       37,000                  -
                                             -----------        -----------
                                              10,948,000         10,911,000

   Less accumulated depreciation and
     amortization                             (6,061,000)        (6,007,000)
                                             -----------        -----------
                                               4,887,000          4,904,000

   Net realizable value reserve               (2,193,000)        (2,193,000)
                                             -----------        -----------

                                             $ 2,694,000        $ 2,711,000
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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (Unaudited)

3. Water and sewer facilities
   --------------------------

   Water and sewer facilities at March 31, 2002 and December 31, 2001 are comprised of the following:

                                                 2002            2001
                                               --------        --------

   Water and sewer equipment                   $173,000        $169,000
   Less accumulated depreciation                (78,000)        (76,000)
                                               --------        --------
                                               $ 95,000        $ 93,000
                                               ========        ========

4. Other Assets
   ------------

   Other assets at March 31, 2002 and December 31, 2001 are composed of the following:

                                                 2002            2001
                                               --------        --------

   Inventory                                   $145,000        $152,000
   Capitalized financing costs                  152,000         152,000
   Other                                         50,000          41,000
                                               --------        --------
                                                347,000         345,000
   Accumulated amortization                     (78,000)        (71,000)
                                               --------        --------

                                               $269,000        $274,000
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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (Unaudited)

5.       Notes Payable
         -------------

         Notes payable at March 31, 2002 and December 31, 2001 consist of the following:

                                                                      2002               2001
                                                                   -----------       -----------
         Note payable secured by a deed
         of trust on Tower Park Marina                             $ 1,996,000       $ 2,008,000

         Other                                                          15,000            15,000
                                                                   -----------       -----------

                                                                   $ 2,011,000       $ 2,023,000
                                                                   ===========       ===========

         At March 31, 2002 future principal payments are as follows:

                         Year
                         ----

                         2002                                $     40,000
                         2003                                      54,000
                         2004                                   1,911,000
                         2005                                       4,000
                         2006                                       2,000
                                                             ------------

                                                             $  2,011,000
                                                             ============

         The note payable secured by Tower Park Marina was for an initial amount of $2,000,000, with an additional $100,000 borrowed to make improvements to the property. The loan accrues interest at 9.34% and requires monthly principal and interest payments of $23,000. The loan is due on July 1, 2004.

         Interest paid on these notes for the three months ended March 31, 2002 and 2001 was $42,000 and $48,000, respectively.

         Based on the market rate of the mortgage note, the fair value at March 31, 2002 is deemed to be the carrying value.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (Unaudited)

6.     Related Party Transactions
       --------------------------

       The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the three months ended March 31, 2002 and 2001 were $25,000 for both periods.

       In connection with funding the Partnership's operating deficits, and with the acquisition of marina facilities, funds have been borrowed from Westrec. During the three months ended March 31, 2002 and 2001, $55,000 and $129,000 in funds were borrowed from Westrec. Total borrowings from Westrec at March 31, 2002 (including accrued interest) were $4,339,000. These borrowings accrue interest at the prime rate plus 1% (5.75% at March 31, 2002). Total interest paid or accrued to Westrec for the three months ended March 31, 2002 and 2001 was $59,000 and $89,000, respectively.

7.     Commitments and Contingencies
       -----------------------------

       The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

       In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Currently, the Partnership is required to perform quarterly groundwater sampling and monitoring. Environmental consultants have been engaged to perform this sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements. To date the Partnership has incurred $92,000 in monitoring fees. Included in cost of operations for the three months ended March 31, 2002 and 2001 is $4,000 and $7,000 of monitoring fees.

       The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $10,000, for each of the three months ended March 31, 2002 and 2001.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (Unaudited)

7.       Commitments and Contingencies (continued)
         -----------------------------------------

         Future minimum lease payments under this lease are as follows:

                          Year
                          ----
                          2002                  $   30,000
                          2003                      40,000
                          2004                      40,000
                          2005                      40,000
                          2006                      40,000
                          Thereafter               684,000
                                                ----------

                                                $  874,000
                                                ==========

         The Partnership's ability to continue to operate through 2002 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management's plans include the expenditure of approximately $150,000 in additional repairs and capital improvements during 2002, which management believes will continue to improve the operations of the property. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (Unaudited)

8.       Segment Reporting (continued)
         -----------------------------
                                                        For the three month periods ended
         Segment Information (in 000's)                   Mar 31,           Mar 31,
                                                           2002              2001
                                                        ------------      --------------
         Revenues
         --------
         Slip Rental                                          156                   168
         RV Parking                                           176                   163
         Retail Sales                                          49                    49
         Fuel Service                                          21                    27
         Other                                                109                   102
                                                           ------                ------
            Total Consolidated Revenues                       511                   509
                                                           ------                ------

         Depreciation and Amortization
         -----------------------------
         Slip Rental                                           14                    12
         RV Parking                                             4                     4
         Retail Sales                                           -                     -
         Fuel Service                                           -                     -
         Unallocated amount (2)                                45                    41
                                                           ------                ------
            Total Consolidated Depreciation                    63                    57
                                                           ------                ------

         Profit (Loss)
         -------------
         Slip Rental                                          126                   142
         RV Parking                                           134                   130
         Retail Sales                                           4                    (2)
         Fuel Service                                           1                    (3)
         Other (1)                                           (386)                 (464)
                                                           ------                ------
            Total Income Before Discontinued Operations      (121)                 (197)
                                                           ------                ------

         Assets                                            Mar 31,               Dec 31,
         ------
                                                             2002                  2001
                                                           ------                ------
         Slip Rental                                          257                   271
         RV Parking                                           247                   251
         Retail Sales                                          61                    59
         Fuel Service                                           9                    17
         Unallocated amount (2)                             2,959                 2,913
                                                           ------                ------
            Total Consolidated Assets                       3,533                 3,511
                                                           ------                ------


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

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (Unaudited)

9.       Discontinued Operations
         -----------------------

         The Partnership discontinued the restaurant and boat service operations effective January 1, 2001. The Partnership still owns the assets of the restaurant and boat service operations. A concessionaire is now assets operating the restaurant under an operating lease, which includes the of the restaurant operations. The Partnership is also in the final stages of negotiations with a Concessionaire to lease the boat service operation and related assets.

         Restaurant                                       2001
                                                        --------
           Revenue                                      $  3,000
           Expenses                                        7,000
                                                        --------
           Loss                                         $ (4,000)
                                                        ========

         Boat Service
           Revenue                                      $ 15,000
           Expenses                                       27,000
                                                        --------
           Loss                                         $(12,000)
                                                        ========

         Discontinued Operations, total
           Revenue                                      $ 18,000
           Expenses                                       34,000
                                                        --------
         Loss                                           $(16,000)
                                                        ========

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 March 31, 2002
                                   (Unaudited)

     The revenues and expenses of the Partnership for the three months ended March 31, 2002 are generated from the operations of Tower Park Marina in the Sacramento - San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company. As of March 31, 2002, Tower Park Marina had the following occupancies:

                                                  Spaces            %
                                                 Available       Occupied
                                                 ------------------------
                                   Wet slips      205 (1)           70.2%
                                   Dry storage    132               64.4%
                                   RV Park        136 (1)           77.9%

     (1) non-transient spaces only

     For the three months ended March 31, 2002, revenues for Tower Park Marina's continuing operations increased $2,000 to $511,000. The increase was the net result of increases in RV parking ($13,000), water and sewer ($10,000) and lease income ($7,000), offset by declines in slip rental ($12,000), fuel service ($6,000) and other ($10,000).

     The Partnership's net loss of $121,000 for the three months ended March 31, 2002 is $92,000 less than the loss incurred in the same period a year ago. The improvement reflects the continued strength in the leasing of RV spaces and the benefit of leasing the restaurant and boat service operations.

     Liquidity and capital resources
     -------------------------------

     Included in the Partnership's net loss of $121,000 is $63,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $58,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

     The Partnership's ability to continue to operate through 2002 and beyond is contingent on among other factors, the improvement in Tower Park Marina operations and continued advances (or deferral by) the General Partners. Management's plans include the expenditure of approximately $100,000 in additional repairs and capital improvements during 2002, which management believes will continue to improve the operating results of the property.

                        TOWER PARK MARINA INVESTORS, L.P.
                        a California Limited Partnership

                           PART II. OTHER INFORMATION
                                 March 31, 2002
                                   (Unaudited)

ITEMS 1 through 6 are inapplicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DATED: May 15, 2002



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