Form 10-Q
period 2002-06-30
TOWER PARK MARINA INVESTORS LP
filed 2002-08-14
CIK 831491

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) Of the Securities Exchange Act of 1934

For Quarter Ended		Commission File
June 30, 2002		Number 0-17672

TOWER PARK MARINA INVESTORS, L.P.,
a California Limited Partnership
(Exact name of registrant as specified in its charter)

California	95-4137996
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16633 Ventura Boulevard, 6th Floor, Encino, California 91436
(Address of principal executive offices) (Zip Code)

Registrant’s phone number, including area code: (818) 907-0400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒	☐

Yes	No

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS

Cash	$93,000	$49,000
Reserve fund	259,000	253,000
Accounts receivable	144,000	131,000
Tower Park Marina, net (Note 2)	2,698,000	2,711,000
Water and sewer facilities, net (Note 3)	94,000	93,000
Other assets, net (Note 4)	268,000	274,000

	$3,556,000	$3,511,000

LIABILITIES AND PARTNERS’ DEFICIT

Accounts payable and accrued expenses	$279,000	$195,000
Interest payable	15,000	16,000
Payable to affiliates	4,426,000	4,236,000
Deferred rentals	140,000	136,000
Notes payable (Note 5)	1,998,000	2,023,000
Commitments and contingencies (Note 7)	—	—

	6,858,000	6,606,000
Minority partners’ interest	196,000	187,000
Partners’ deficit:
Limited partners’ deficit, $50,000 per unit, 4,508 units authorized issued and outstanding	(2,602,000)	(2,388,000)
Less deferred contributions	(76,000)	(76,000)

	(2,678,000)	(2,464,000)
General partners’ deficit	(820,000)	(818,000)

Total partners’ deficit	(3,498,000)	(3,282,000)

	$3,556,000	$3,511,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three month periods ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Revenues:
Slip rentals	$174,000	$174,000
RV parking	257,000	304,000
Retail store	126,000	127,000
Fuel service	57,000	72,000
Water and sewer	47,000	49,000
Lease	44,000	50,000
Other income	27,000	35,000

	732,000	811,000

Expenses:
Slip rentals	14,000	13,000
RV parking	39,000	34,000
Retail store	104,000	96,000
Fuel service	48,000	58,000
Water and sewer	35,000	46,000
Cost of operations	373,000	397,000
Interest expense	109,000	136,000
Depreciation and amortization	66,000	59,000
Management fees (Note 6)	33,000	39,000
Minority partners’ interest	6,000	1,000

	827,000	879,000

Loss before discontinued operations	(95,000)	(68,000)
Income from discontinued operations	—	2,000

Net loss	$(95,000)	$(66,000)

Allocation of net loss:
Limited Partners’	$(94,000)	$(65,000)
General Partners’	(1,000)	(1,000)

	$(95,000)	$(66,000)

Limited Partners’ net loss per unit:
Loss from continuing operations	$(20.85)	$(14.86)
Income from discontinued operations	—	.44

Net loss	$(20.85)	$(14.42)

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six month periods ended June 30, 2002 and 2001
(Unaudited)

	2002	2001
Revenues:
Slip rentals	$330,000	$342,000
RV parking	433,000	467,000
Retail store	175,000	176,000
Fuel service	78,000	99,000
Water and sewer	94,000	86,000
Lease	89,000	88,000
Other income	44,000	62,000

	1,243,000	1,320,000

Expenses:
Slip rentals	30,000	27,000
RV parking	77,000	63,000
Retail store	149,000	147,000
Fuel service	68,000	88,000
Water and sewer	73,000	91,000
Cost of operations	656,000	716,000
Interest expense	210,000	275,000
Depreciation and amortization	129,000	116,000
Management fees (Note 6)	58,000	64,000
Minority partners’ interest	9,000	(2,000)

	1,459,000	1,585,000

Loss before discontinued operations	(216,000)	(265,000)
Loss from discontinued operations	—	(14,000)

Net loss	$(216,000)	$(279,000)

Allocation of net loss:
Limited Partners’	$(214,000)	$(276,000)
General Partners’	(2,000)	(3,000)

	$(216,000)	$(279,000)

Limited Partners’ net loss per unit:
Loss from continuing operations	$(47.47)	$(58.12)
Loss from discontinued operations	—	(3.10)

Net loss	$(47.47)	$(61.22)

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six month periods ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net loss	$(216,000)	$(279,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	129,000	116,000
Minority partners’ interest	9,000	(2,000)
Increase in accounts receivable	(13,000)	(71,000)
(Increase) decrease in inventory	(6,000)	15,000
(Increase) decrease in other assets	(3,000)	29,000
Increase in accounts payable and accrued expenses	83,000	93,000
Increase in deferred rentals	4,000	23,000

Cash flows used for operating activities	(13,000)	(76,000)

Cash flows from investing activities:
Improvements to marina facilities	(97,000)	(115,000)
Improvements to water and sewer facilities	(5,000)	(4,000)
Increase in reserve fund	(6,000)	(7,000)

Cash flow used for investing activities	(108,000)	(126,000)

Cash flows from financing activities:
Repayments of notes payable	(25,000)	(23,000)
Advances from affiliates, net	190,000	264,000

Net cash provided by financing activities	165,000	241,000

Net increase in cash	44,000	39,000
Cash at the beginning of period	49,000	70,000

Cash at the end of period	$93,000	$109,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters

Description of the Partnership

Tower Park Marina Investors L.P., (formerly PS Marina Investors I),a California Limited Partnership (the “Partnership”), was organized under the California Revised Limited Partnership Act, pursuant to a Certificate of Limited Partnership filed on January 6, 1988 to acquire, own, and operate and to a lesser extent, develop marina facilities.

The General Partners in the Partnership are Westrec Investors, Inc., a wholly-owned subsidiary of Westrec Properties, Inc. (“Westrec”), and B. Wayne Hughes, a shareholder of Westrec until June 1990.  Effective March 1, 1997, the limited partners approved the substitution of Tower Park Marina Operating Corporation, a wholly owned subsidiary of Westrec Financial, Inc., for Mr. Hughes.

The Partnership was formed to sell a maximum of 12,000 units of limited partnership interest at $5,000 per unit ($60,000,000).  The General Partners have contributed a total of $1,000.  On November 27, 1989, the Partnership’s offering was terminated with 4,508 units issued resulting in $22,540,000 of limited partner funds being raised (before commission discount of $3,000 granted to an investor).  Half of each Limited Partner’s total capital contribution was deferred.  The final installment was due on August 1, 1990 and $76,000 of such deferrals remain outstanding.

Basis for Presentation

In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company (“LPSMWC”).  All significant inter-company transactions and balances have been eliminated in the consolidation.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Principles of Consolidation (continued)

Tower Park Marina Investors, L.P. was organized on January 6, 1988 and elected a December 31 year end for tax reporting and financial reporting purposes.  Little Potato Slough Mutual Water Company (the “Subsidiary”) was organized on March 8, 1982 and elected a February 28 year end for tax reporting and financial reporting purposes.  The Company acquired a majority interest in Little Potato Slough Mutual Water Company.  The Subsidiary’s February 28 financial statements are consolidated with the December 31 financial statements of the Company since the difference in reporting periods is not more than 93 days.  There are no intervening events which may materially affect the financial position or results of operations.

Reserve Fund

The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion.  This reserve is funded by monthly water and sewer charges assessed to all the shareholders.  At June 30, 2002 the reserve fund balance was $259,000.  The reserve fund is composed of cash in bank, money market funds and certificates of deposit.

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

In 2000, the Partnership adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, which establishes guidelines for applying generally accepted accounting principles to revenue recognition in financial statements.  The adoption of SAB No. 101 did not affect the results of operations or financial position of the Partnership.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Net Realizable Value Reserve

As of June 30, 2002 the Partnership owns Tower Park Marina.  A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value.  No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina.  The reserve represents an aggregate cost adjustment to individual assets in compliance with SFAS 121 and no restoration of this previously recognized reserve is permitted in accordance with paragraph 11 of this guidance.

Offering and Organization Costs

Costs incurred in preparing Partnership documents, prospectuses and any other sales literature, costs incurred in qualifying the units for sale under federal and state securities laws and costs incurred in marketing the units have been charged to the limited partners’ equity to the extent the total does not exceed 5% of the gross proceeds of the offering.  The amount by which these organization and registration costs exceeded 5% of the gross proceeds of the offering were borne by Westrec Investors, Inc.

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
June 30, 2002
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

Taxes Based on Income

Taxes based on income are the responsibility of the individual partners and, accordingly, are not reflected in the accompanying financial statements.  The difference between the tax basis and the reported amounts of the Partnership’s assets and liabilities is attributable to the net realizable value reserve of $2,193,000 and accumulated depreciation of $1,080,000.

Segment Reporting

Effective January 1, 1998, the Partnership adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”.  SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports and requires restatement of prior year information.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in assessing performance.  SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.  The adoption of SFAS No. 131 did not affect the results of operations or financial position but did affect the disclosure of segment information, as presented in Note 8.

 TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

New Accounting Pronouncements

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

FASB issued on June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement shall be effective for financial statements issued for fiscal years beginning after June 15, 2002.  The effect of SFAS 143 on the Partnership’s financial statements is not yet known.

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

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento — San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs.  The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made.  Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $5,000 and $22,000 for the six months ended June 30, 2002 and the for the year ended December 31, 2001, respectively.  At June 30, 2002 and December 31, 2001 Tower Park Marina comprised the following:

	2002	2001

Land	$1,040,000	$1,040,000
Buildings	2,264,000	2,264,000
Improvements	2,241,000	2,241,000
Floating docks	3,107,000	3,107,000
Furniture, fixtures and equipment	1,318,000	1,318,000
Leasehold interest	941,000	941,000
Construction in progress	97,000	—

	11,008,000	10,911,000
Less accumulated depreciation and amortization	(6,117,000)	(6,007,000)

	4,891,000	4,904,000
Net realizable value reserve	(2,193,000)	(2,193,000)

	$2,698,000	$2,711,000

The Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term.  These matters raise substantial doubt about the Partnership’s ability to recover the carrying value of its assets, (not withstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

3	Water and sewer facilities

Water and sewer facilities at June 30, 2002 and December 31, 2001 are comprised of the following:
	2002	2001

Water and sewer equipment	$174,000	$169,000
Less accumulated depreciation	(80,000)	(76,000)

	$94,000	93,000

4.	Other Assets

Other assets at June 30, 2002 and December 31, 2001 are comprised of the following:
	2002	2001

Inventory	$158,000	$152,000
Capitalized financing costs	152,000	152,000
Other	44,000	41,000

	354,000	345,000
Accumulated amortization	(86,000)	(71,000)

	$268,000	274,000

Capitalized financing costs were incurred during 1999 in connection with the refinancing of Tower Park Marina. These costs are amortized over the loan term, five years.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

5.	Notes Payable

Notes payable at June 30, 2002 and December 31, 2001 consist of the following:
	2002	2001

Note payable secured by a deed of trust on Tower Park Marina	$1,985,000	$2,008,000
Other	13,000	15,000

	$1,998,000	$2,023,000

At June 30, 2002 future principal payments are as follows:
Year

2002	$27,000
2003	54,000
2004	1,911,000
2005	4,000
2006	2,000

$1,998,000

The note payable secured by Tower Park Marina was for an initial amount of $2,000,000, with an additional $100,000 borrowed to make improvements to the property.  The loan accrues interest at 9.34% and requires monthly principal and interest payments of $23,000.  The loan is due on July 1, 2004.

Interest paid on these notes for the six months ended June 30, 2002 and 2001 was $86,000 and $96,000, respectively.

Based on the market rate of the mortgage note, the fair value at June 30, 2002 is deemed to be the carrying value.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined).  Management fees for the six months ended June 30, 2002 and 2001 were $58,000 and $64,000, respectively.

In connection with funding the Partnership’s operating deficits, and with the acquisition of marina facilities, funds have been borrowed from Westrec.  During the six months ended June 30, 2002 and 2001, $78,000 and $95,000 in funds were borrowed from Westrec.  Total borrowings from Westrec at June 30, 2002 (including accrued interest) were $4,426,000.  These borrowings accrue interest at the prime rate plus 1% (5.75% at June 30, 2002).  Total interest paid or accrued to Westrec for the six months ended June 30, 2002 and 2001 was $123,000 and $179,000, respectively.

7.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina.  Currently, the Partnership is required to perform quarterly groundwater sampling and monitoring.  Environmental consultants have been engaged to perform this sampling to determine the extent of the contamination.  Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements.  To date the Partnership has incurred $94,000 in monitoring fees.  Included in cost of operations for the six months ended June 30, 2002 and 2001 are $6,000 and $7,000, respectively, of monitoring fees.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”).  Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023.  The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000.  Rent expense associated with the CSLC Lease is included in cost of operations and was $20,000, for each of the six months ended June 30, 2002 and 2001.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

7.	Commitments and Contingencies (continued)

Future minimum lease payments under this lease are as follows:
Year

2002	$20,000
2003	40,000
2004	40,000
2005	40,000
2006	40,000
Thereafter	684,000

$864,000

The Partnership’s ability to continue to operate through 2002 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners.  Management’s plans include the expenditure of approximately $150,000 in additional repairs and capital improvements during 2002, which management believes will continue to improve the operations of the property.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

8.	Segment Reporting

The Partnership has been aggregated into four reportable business segments, (Slip rentals, RV parking, Retail sales, and Fuel services):  Slip rentals comprise the wet boat slip rentals and dry boat storage operations at the marina.  RV parking represents both long term and transient recreational vehicle (“RV”) parking at the campgrounds adjacent to the marina.  Retail sales segment consists of the operations of the retail boat supply and sundries store at the marina.  The Fuel service segment reports the operations of the fuel dock at the marina.

The accounting policies of the reportable segments are the same as those described in summary of significant accounting policies.  The Company evaluates the performance of its operating segments based on income from operations before depreciation and amortization.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.  The “other” line item includes results of insignificant operations and as it relates to segment profit (loss), income and expenses not allocated to reportable segments.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

8.	Segment Reporting (continued)
	For the six month periods ended
	June 30, 2002	June 30, 2001

Segment Information (in 000’s)
Revenues
Slip Rental	330	342
RV Parking	433	467
Retail Sales	175	176
Fuel Service	78	99
Other	227	236

Total Consolidated Revenues	1,243	1,320

Depreciation and Amortization
Slip Rental	28	24
RV Parking	9	9
Retail Sales	—	—
Fuel Service	—	—
Unallocated amount (2)	92	83

Total Consolidated Depreciation	129	116

Profit (Loss)
Slip Rental	272	291
RV Parking	347	395
Retail Sales	26	29
Fuel Service	10	11
Other (1)	(871)	(991)

Total Income Before Discontinued Operations	(216)	(265)

	June 30, 2002	Dec 31, 2001

Assets
Slip Rental	242	271
RV Parking	242	251
Retail Sales	76	59
Fuel Service	6	17
Unallocated amount (2)	2,990	2,913

Total Consolidated Assets	3,556	3,511

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.
 a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

9.	Discontinued Operations

The Partnership discontinued the restaurant and boat service operations effective January 1, 2001.  The Partnership still owns the assets of the restaurant and boat service operations.  A concessionaire is now operating the restaurant under an operating lease, which includes the assets of the restaurant operations.  The Partnership is also in the final stages of negotiations with a Concessionaire to lease the boat service operation and related assets.

	Periods ended June 30, 2001

	3 months	6 months
Restaurant
Revenue	$—	$3,000
Expenses	—	7,000

Loss	$—	$4,000)

Boat Service
Revenue	$26,000	$41,000
Expenses	24,000	51,000

Income (loss)	$2,000	$(10,000)

Discontinued Operations, total
Revenue	$26,000	$44,000
Expenses	24,000	58,000

Income (loss)	$2,000	$(14,000)

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

June 30, 2002
(Unaudited)

The revenues and expenses of the Partnership for the six months ended June 30, 2002 are generated from the operations of Tower Park Marina in the Sacramento — San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company.  As of June 30, 2002, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied

Wet slips	205	(1)	72.2%
Dry storage	130		66.9%
RV Park	136	(1)	76.5%

(1) non-transient spaces only

For the six months ended June 30, 2002, revenues for Tower Park Marina’s continuing operations declined $77,000 to $1,243,000.  The decline was primarily the result of declines in RV parking ($34,000), slip rental ($12,000), and fuel service ($21,000).

The Partnership’s net loss of $216,000 for the six months ended June 30, 2002 is $63,000 less than the loss incurred in the same period a year ago.  The improvement is primarily the result of lower interest rates and the corresponding $65,000 decline in interest incurred on advances from affiliates.

Liquidity and capital resources

Included in the Partnership’s net loss of $216,000 is $129,000 of depreciation and amortization.  Excluding these non-cash items, the Partnership incurred a cash flow deficit of $87,000.  This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

The Partnership’s ability to continue to operate through 2002 and beyond is contingent on among other factors, the improvement in Tower Park Marina’s operations and continued advances (or deferrals) by the General Partners.  Management’s plans include the expenditure of approximately $75,000 in additional repairs and capital improvements during the balance of 2002, which management believes will improve the operating results of the property.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

PART II. OTHER INFORMATION
June 30, 2002
(Unaudited)

ITEMS 1 through 6 are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED: August 14, 2002

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/Jeffrey K. Ellis

Jeffrey K. Ellis
Vice President