Form 10-Q
period 2002-09-30
TOWER PARK MARINA INVESTORS LP
filed 2002-11-13
CIK 831491

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002	Commission File Number 0-17672

TOWER PARK MARINA INVESTORS, L.P., a California Limited Partnership

(Exact name of registrant as specified in its charter)

California	95-4137996

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes	☒	No	☐

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Cash	$50,000	$49,000
Reserve fund	260,000	253,000
Accounts receivable	161,000	131,000
Tower Park Marina, net (Note 2)	2,665,000	2,711,000
Water and sewer facilities, net (Note 3)	92,000	93,000
Other assets, net (Note 4)	287,000	274,000

	$3,511,000	$3,515,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$292,000	$195,000
Interest payable	15,000	16,000
Payable to affiliates	4,372,000	4,236,000
Deferred rentals	141,000	136,000
Notes payable (Note 5)	1,986,000	2,023,000
Commitments and contingencies (Note 7)	—	—

	6,806,000	6,606,000
Minority partners’ interest	183,000	187,000
Partners’ deficit:
Limited partners’ deficit, $50,000 per unit, 4,508 units authorized issued and outstanding	(2,578,000)	(2,388,000)
Less deferred contributions	(76,000)	(76,000)

	(2,654,000)	(2,464,000)
General partners’ deficit	(820,000)	(818,000)

Total partners’ deficit	(3,474,000)	(3,282,000)

	$3,515,000	$3,511,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three month periods ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Revenues:
Slip rentals	$196,000	$195,000
RV parking	297,000	301,000
Retail store	185,000	177,000
Fuel service	110,000	114,000
Water and sewer	43,000	74,000
Lease	55,000	56,000
Other income	48,000	29,000

	934,000	946,000

Expenses:
Slip rentals	39,000	16,000
RV parking	42,000	58,000
Retail store	131,000	135,000
Fuel service	85,000	85,000
Water and sewer	68,000	68,000
Cost of operations	336,000	351,000
Interest expense	115,000	115,000
Depreciation and amortization	65,000	63,000
Management fees (Note 6)	42,000	42,000
Minority partners’ interest	(13,000)	4,000

	910,000	937,000

Income before discontinued operations	24,000	9,000
Loss from discontinued operations	—	(1,000)

Net income	$24,000	$8,000

Allocation of net income:
Limited Partners’	$24,000	$8,000
General Partners’	—	—

	$24,000	$8,000

Limited Partners’ net income per unit:
Income from continuing operations	$5.32	$1.99
Loss from discontinued operations	—	(.22)

Net income	$5.32	$1.77

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine month periods ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Revenues:
Slip rentals	$526,000	$537,000
RV parking	730,000	768,000
Retail store	360,000	353,000
Fuel service	188,000	213,000
Water and sewer	137,000	160,000
Lease	144,000	144,000
Other income	92,000	91,000

	2,177,000	2,266,000

Expenses:
Slip rentals	69,000	43,000
RV parking	119,000	121,000
Retail store	280,000	282,000
Fuel service	153,000	173,000
Water and sewer	141,000	159,000
Cost of operations	992,000	1,067,000
Interest expense	325,000	390,000
Depreciation and amortization	194,000	179,000
Management fees (Note 6)	100,000	106,000
Minority partners’ interest	(4,000)	2,000

	2,369,000	2,522,000

Loss before discontinued operations	(192,000)	(256,000)
Loss from discontinued operations	—	(15,000)

Net loss	$(192,000)	$(271,000)

Allocation of net loss:
Limited Partners’	$(190,000)	$(268,000)
General Partners’	(2,000)	(3,000)

	$(192,000)	$(271,000)

Limited Partners’ net loss per unit:
Loss from continuing operations	$(42.15)	$(56.29)
Loss from discontinued operations	—	(3.16)

Net loss	$(42.15)	$(59.45)

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine month periods ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net loss	$(192,000)	$(271,000)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	194,000	179,000
Minority partners’ interest	(4,000)	2,000
Increase in accounts receivable	(30,000)	(90,000)
(Increase) decrease in inventory	(19,000)	45,000
Increase in other assets	(15,000)	(21,000)
Increase in accounts payable and accrued expenses	97,000	92,000
Decrease in interest payable	(1,000)	—
Increase in deferred rentals	5,000	30,000

Cash flows provided by (used for) operating activities	35,000	(34,000)

Cash flows from investing activities:
Improvements to marina facilities	(121,000)	(191,000)
Improvements to water and sewer facilities	(5,000)	(2,000)
Increase in reserve fund	(7,000)	(7,000)

Cash flow used for investing activities	(133,000)	(200,000)

Cash flows from financing activities:
Borrowings on note payable	—	14,000
Repayments of notes payable	(37,000)	(35,000)
Advances from affiliates, net	136,000	287,000

Net cash provided by financing activities	99,000	266,000

Net increase in cash	1,000	32,000
Cash at the beginning of period	49,000	70,000

Cash at the end of period	$50,000	$102,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters

Description of the Partnership

Tower Park Marina Investors L.P., (formerly PS Marina Investors I), a California Limited Partnership (the “Partnership”), was organized under the California Revised Limited Partnership Act, pursuant to a Certificate of Limited Partnership filed on January 6, 1988 to acquire, own, and operate and to a lesser extent, develop marina facilities.

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

Basis for Presentation

In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

September 30, 2002
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

Reserve Fund

The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion.  This reserve is funded by monthly water and sewer charges assessed to all the shareholders.  At September 30, 2002 the reserve fund balance was $259,000.  The reserve fund is composed of cash in bank, money market funds and certificates of deposit.

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

September 30, 2002
(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Net Realizable Value Reserve

As of September 30, 2002 the Partnership owns Tower Park Marina.  A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value.  No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina.  The reserve represents an aggregate cost adjustment to individual assets in compliance with SFAS 121 and no restoration of this previously recognized reserve is permitted in accordance with paragraph 11 of this guidance.

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

September 30, 2002
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

September 30, 2002
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

FASB issued in August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement was adopted by the Partnership on January 1, 2002.  This Statement requires the Partnership to test its marina facilities for recoverability because of current period operating or cash flow loss combined with a history of operating or cash flow losses.  An impairment loss shall be recognized if the carrying amount is greater than the sum of undiscounted cash flows expected to result from the use and eventual disposition of its marina facilities.  The Partnership reduced the carrying value of its marina facilities to its net realizable value in 1995 in accordance with SFAS 121.  The Partnership has determined that no impairment exists at September 30, 2002, and accordingly, no impairment charges have been recorded.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs.  The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made.  Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $7,000 and $10,000 for the nine months ended September 30, 2002 and the for the year ended December 31, 2001, respectively.  At September 30, 2002 and December 31, 2001 Tower Park Marina comprised the following:

	2002	2001

Land	$1,040,000	$1,040,000
Buildings	2,264,000	2,264,000
Improvements	2,241,000	2,241,000
Floating docks	3,107,000	3,107,000
Furniture, fixtures and equipment	1,318,000	1,318,000
Leasehold interest	941,000	941,000
Construction in progress	121,000	—

	11,032,000	10,911,000
Less accumulated depreciation and amortization	(6,174,000)	(6,007,000)

	4,858,000	4,904,000
Net realizable value reserve	(2,193,000)	(2,193,000)

	$2,665,000	$2,711,000

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

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

3.	Water and sewer facilities

Water and sewer facilities at September 30, 2002 and December 31, 2001 are comprised of the following:

	2002	2001

Water and sewer equipment	$174,000	$169,000
Less accumulated depreciation	(82,000)	(76,000)

	$92,000	$93,000

4.	Other Assets

Other assets at September 30, 2002 and December 31, 2001 are comprised of the following:

	2002	2001

Inventory	$171,000	$152,000
Capitalized financing costs	152,000	152,000
Other	56,000	41,000

	379,000	345,000
Accumulated amortization	(92,000)	(71,000)

	$287,000	$274,000

Capitalized financing costs were incurred during 1999 in connection with the refinancing of Tower Park Marina. These costs are amortized over the loan term, five years.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

5.	Notes Payable

Notes payable at September 30, 2002 and December 31, 2001 consist of the following:

	2002	2001

Note payable secured by a deed of trust on Tower Park Marina	$1,974,000	$2,008,000
Other	12,000	15,000

	$1,986,000	$2,023,000

At September 30, 2002 future principal payments are as follows:

Year

2002	$15,000
2003	54,000
2004	1,911,000
2005	4,000
2006	2,000

$1,986,000

The note payable secured by Tower Park Marina was for an initial amount of $2,000,000, with an additional $100,000 borrowed to make improvements to the property.  The loan accrues interest at 9.34% and requires monthly principal and interest payments of $23,000.  The loan is due on July 1, 2004.

Interest paid on these notes for the nine months ended September 30, 2002 and 2001 was $142,000 and $145,000, respectively.

Based on the market rate of the mortgage note, the fair value at September 30, 2002 is deemed to be the carrying value.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined).  Management fees for the nine months ended September 30, 2002 and 2001 were $100,000 and $106,000, respectively.

In connection with funding the Partnership’s operating deficits, and with the acquisition of marina facilities, funds have been borrowed from Westrec.  During the nine months ended September 30, 2002 and 2001, $136,000 and $95,000 in funds were borrowed from Westrec.  Total borrowings from Westrec at September 30, 2002 (including accrued interest) were $4,372,000.  These borrowings accrue interest at the prime rate plus 1% (5.75% at September 30, 2002).  Total interest paid or accrued to Westrec for the nine months ended September 30, 2002 and 2001 was $184,000 and $245,000, respectively.

7.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina.  Currently, the Partnership is required to perform quarterly groundwater sampling and monitoring.  Environmental consultants have been engaged to perform this sampling to determine the extent of the contamination.  Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements.  To date the Partnership has incurred $94,000 in monitoring fees.  Included in cost of operations for the nine months ended September 30, 2002 and 2001 are $7,000 and $8,000, respectively, of monitoring fees.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”).  Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023.  The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000.  Rent expense associated with the CSLC Lease is included in cost of operations and was $30,000, for each of the nine months ended September 30, 2002 and 2001.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

7.	Commitments and Contingencies (continued)

Future minimum lease payments under this lease are as follows:

Year

2002	$10,000
2003	40,000
2004	40,000
2005	40,000
2006	40,000
Thereafter	684,000

$854,000

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

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

8.	Segment Reporting (continued)

	For the nine month periods ended

Segment Information (in 000’s)	September 30, 2002	September 30, 2001

Revenues
Slip Rental	526	537
RV Parking	730	768
Retail Sales	360	353
Fuel Service	188	213
Other	373	395

Total Consolidated Revenues	2,177	2,266

Depreciation and Amortization
Slip Rental	42	36
RV Parking	13	13
Retail Sales	—	—
Fuel Service	—	—
Unallocated amount (2)	139	130

Total Consolidated Depreciation	194	179

Profit (Loss)
Slip Rental	415	458
RV Parking	598	634
Retail Sales	80	71
Fuel Service	35	40
Other (1)	(1,320)	(1,459)

Total Income Before Discontinued Operations	(192)	(256)

	Sept 30, 2002	Dec 31, 2001

Assets
Slip Rental	228	271
RV Parking	238	251
Retail Sales	133	59
Fuel Service	24	17
Unallocated amount (2)	2,892	2,913

Total Consolidated Assets	3,515	3,511

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

9.	Discontinued Operations

The Partnership discontinued the restaurant and boat service operations effective January 1, 2001.  The Partnership still owns the assets of the restaurant and boat service operations.  Concessionaires now operate the restaurant and boat service areas under operating leases, which include the assets associated with these operations.

	Periods ended September 30, 2001

	3 months	9 months

Restaurant
Revenue	$—	$3,000
Expenses	—	7,000

Loss	$—	$(4,000)

Boat Service
Revenue	$8,000	$49,000
Expenses	9,000	60,000

Loss	$(1,000)	$(11,000)

Discontinued Operations, total
Revenue	$8,000	$52,000
Expenses	9,000	67,000

Loss	$(1,000)	$(15,000)

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

September 30, 2002
(Unaudited)

The revenues and expenses of the Partnership for the nine months ended September 30, 2002 are generated from the operations of Tower Park Marina in the Sacramento – San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company.  As of September 30, 2002, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied

Wet slips	205	(1)	72.7%
Dry storage	130		65.4%
RV Park	136	(1)	79.4%

(1)  non-transient spaces only

For the nine months ended September 30, 2002, revenues for Tower Park Marina’s continuing operations declined $89,000 to $2,177,000.  The decline was primarily the result of declines in RV parking ($38,000), fuel service ($25,000), water and sewer ($23,000), and slip rentals ($11,000).

The Partnership’s net loss of $192,000 for the nine months ended September 30, 2002 is $79,000 less than the loss incurred in the same period a year ago.  The improvement is primarily the result of lower interest rates and the corresponding $65,000 decline in interest incurred on advances from affiliates.

Liquidity and capital resources

Included in the Partnership’s net loss of $192,000 is $194,000 of depreciation and amortization.  Excluding these non-cash items, the Partnership generated a net cash flow of $2,000, a $79,000 improvement over the cash flow deficit incurred in the prior year.

The Partnership’s ability to continue to operate through 2002 and beyond is contingent on among other factors, the continued improvement in Tower Park Marina’s operations and possibly continued advances (or deferrals) by the General Partners.  Management’s plans include the expenditure of approximately $25,000 in additional repairs and capital improvements during the balance of 2002, which management believes will continue to improve the operating results of the property.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

PART II. OTHER INFORMATION
September 30, 2002
(Unaudited)

ITEMS 1 through 6 are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 11, 2002

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc. General Partner

BY:	/s/ JEFFREY K. ELLIS

Jeffrey K. Ellis Vice President

Form of Sarbanes-Oxley Section 302(a) Certification

I, Michael M. Sachs, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tower Park Marina Investors, LP.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants ability to record, process, summarized and report financial data and have identified for the Registrant’s auditor any material weaknesses in internal controls, and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ MICHAEL M. SACHS

Michael M. Sachs President, Secretary and Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant. (principal executive officer)

Form of Sarbanes-Oxley Section 302(a) Certification

I, William W. Anderson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tower Park Marina Investors, LP.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants ability to record, process, summarized and report financial data and have identified for the Registrant’s auditor any material weaknesses in internal controls, and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ WILLIAM W. ANDERSON

William W. Anderson Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant.

Form of Sarbanes-Oxley Section 302(a) Certification

I, Jeffrey K. Ellis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tower Park Marina Investors, LP.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants ability to record, process, summarized and report financial data and have identified for the Registrant’s auditor any material weaknesses in internal controls, and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ JEFFREY K. ELLIS

Jeffrey K. Ellis Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the Registrant (principal financial officer and principal accounting officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICE AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael M. Sachs, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Tower Park Marina Investors, LP on Form 10Q for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Tower Park Marina Investors, LP.

By:	/s/ MICHAEL M. SACHS

Name:	Michael M. Sachs
Title:	President, Secretary and Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant. (principal executive officer)

I, William W. Anderson, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Tower Park Marina Investors, LP on Form 10Q for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Tower Park Marina Investors, LP.

By:	/s/ WILLIAM W. ANDERSON

Name:	William W. Anderson
Title:	Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant.

I, Jeffrey K. Ellis, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Tower Park Marina Investors, LP on Form 10Q for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Tower Park Marina Investors, LP.

By:	/s/ JEFFREY K. ELLIS

Name:	Jeffrey K. Ellis
Title:	Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the Registrant (principal financial officer and principal accounting officer)