Form 10-K
period 2002-12-31
TOWER PARK MARINA INVESTORS LP
filed 2003-03-31
CIK 831491

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

Commission file number 0-17672

TOWER PARK MARINA INVESTORS, L.P.,
(FORMERLY PS MARINA INVESTORS I)
a California Limited Partnership
(Exact name of registrant as specified in its charter)

California	95-4137996

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16633 Ventura Blvd., 6th Floor, Encino, California 91436

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (818) 907-0400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K.  ☒

DOCUMENTS INCORPORATED BY REFERENCE
See Index to Exhibits contained herein.

PART I

ITEM 1.     Business.

                    Forward Looking Statements

                    This 10-K Report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on management’s current expectations and assumptions and are subject to uncertainty and changes in circumstances.  Actual results may differ materially from these expectations due to changes in global, economic, business, competitive, market and regulatory factors.  The Registrant undertakes no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

                    General

                    Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership (“Registrant”), is a publicly held limited partnership organized on January 6, 1988 under the California Revised Limited Partnership Act.  Commencing August 4, 1988, Registrant offered 12,000 units (including options) of limited partnership interest (the “Units”) to the public at $5,000 per Unit in an interstate offering.  The offering was terminated on November 27, 1989, with limited partners purchasing 4,508 Units for an aggregate purchase price of $22,540,000.

                    Registrant’s general partners (the “General Partners”) were originally Westrec Investors, Inc., (formerly PS Marina Investors, Inc.) a California corporation (the “Corporate General Partner”) and B. Wayne Hughes (“Mr. Hughes”).  Effective March 1, 1997 Tower Park Marina Operating Corporation, a wholly-owned subsidiary of Westrec Financial, Inc., a California corporation (“Westrec Financial”) was substituted for Mr. Hughes.  The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, Inc., a California corporation (“Westrec Properties”), which is a wholly-owned subsidiary of Westrec Financial.  The limited partners of Registrant have no right to participate in the management or conduct of Registrant’s business and affairs.

                    Registrant has entered into a management agreement with Westrec Marina Management, Inc. (“WMMI”), a California corporation and a wholly-owned subsidiary of Westrec Financial, whereby WMMI has agreed to manage Registrant’s properties for monthly fees generally equal to 6% of gross revenues from the operation of Tower Park Marina.  The management agreement is cancelable on 60 days’ notice by either party with or without cause.  WMMI also manages marina properties for other entities affiliated with the General Partners and for unaffiliated third parties.

                    Registrant was formed to acquire and improve existing marinas and related facilities and, to a lesser extent, to develop marina facilities.  Marina facilities typically contain wet and/or dry boat storage facilities, gasoline sales facilities and may contain one or more related facilities such as a recreational vehicle (“RV”) or campground facilities, boat trailer storage facilities, boat rental and sales facilities, restaurants or similar facilities, and boat supply and sundries stores.  Substantially all of the Registrant’s income is derived from the rental of wet and/or dry boat storage facilities and related facilities such as R.V. facilities and boat trailer storage facilities, and from the receipt of rental payments under leases or subleases.

                    Registrant’s principal investment objectives are to (1) preserve and protect Registrant’s invested capital; (2) provide cash distributions from property operations; (3) maximize the potential for appreciation in value of Registrant’s property; and (4) build up equity through the reduction of the mortgage loan on Registrant’s property.

                    The General Partners or an affiliate supervise the construction of improvements to Registrant’s property.

                    As of December 31, 2002 and 2001, Registrant owned one property, known as Tower Park Marina.  Reference is made to Item 2 for summary information about this property.

                    Registrant competes in the operation of its property with other entities, some of which may have greater resources than Registrant.  The primary factors upon which competition is based are location, the manner in which the property is managed and marketed, the nature and quality of facilities and rental rates.  Registrant’s property may encounter competition from other marinas which are located near it, and no assurance can be given that additional competing marinas will not be developed in the vicinity of the property.  Affiliates of the General Partners operate a marina in the vicinity of Registrant’s marina, and the General Partners or their affiliates may organize future partnerships or other entities to own and operate marinas which may compete with Registrant’s property.  The General Partners and their affiliates, including in particular WMMI, may also manage marinas owned by unaffiliated third parties which may compete with Registrant’s property.

                    A portion of the Registrant’s Tower Park Marina is operated under a lease with the California State Lands Commission (“CSLC”).  Registrant’s assignment or sublease of its rights under this agreement would require the consent of the CSLC.  An uncured breach of any of the conditions of the CSLC lease would constitute grounds for revocation of the lease.  Effective January 1, 1999 the CSLC lease was extended until December 31, 2023.

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

                    Registrant and its sublessees are subject to certain reporting requirements relating to any water pollution caused by their operations, such as the California Safe Drinking Water and Toxic Enforcement Act of 1986 (“California Proposition 65”).  California Proposition 65 contains a prohibition on discharging specified toxic chemicals into water or land where such chemicals pass (or probably will pass) into any source of drinking water.  Civil penalties have been established for violations of California Proposition 65 and actions may also be brought.  Registrant and its sublessees must comply with applicable laws concerning the lawful handling and disposal of certain products used in and generated by the operation of its marina, such as oil, paint, sewage and fuel.  Registrant and its sublessees must also comply with applicable federal, state and local laws concerning aboveground storage tanks.  If any leaks from storage tanks or spillage or disposal from other operations (such as the loading of gasoline into boats by Registrant or its sublessees or the disposal of paint, oil and other products used in the repair of boats) causes or has caused contamination of the soil or the water, Registrant and its sublessees will be required to comply with federal, state and local laws relating to “hazardous waste” clean-up and Registrant and its sublessees may have to incur expenses to dispose of the hazardous waste in a lawful manner.  If other parties contribute or have contributed to water or soil contamination at Tower Park Marina, Registrant would be able to seek reimbursement from such other parties in connection with the payment by Registrant of any expenses to comply with such regulations.

                    In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Currently, the California Regional Water Quality Control Board has required groundwater sampling and monitoring on a quarterly basis.  The Registrant continues to engage environmental consultants to perform the monitoring.  At this time, the extent of contamination that exists is not known and as such the cost of remediation cannot be estimated.  To date the Registrant has incurred $107,000 in monitoring costs.  Included in cost of operations for the year ended December 31, 2002 is $6,000 of monitoring costs.

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

                    The term of Registrant’s Partnership Agreement is until the property has been sold and, in any event, not later than December 31, 2038.

ITEM 2.     Property.

                    As of December 31, 2002, the Registrant owned Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988.  Tower Park Marina is situated on 44.5 acres, of which 14 acres are leased from the California State Lands Commission (the “CSLC Lease”).  Tower Park Marina improvements and operations currently consist of the following:  (a) 205 covered slips contained in 17 covered sheds; (b) 145 open slips; (c) end ties for approximately 17 boats; (d) an RV facility containing approximately 390 existing spaces; (e) a gas dock facility; (f) three warehouse buildings utilized as a restaurant and bar, store, boat sales offices, and maintenance shop containing three covered dry boat storage areas with capacity for approximately 65 boats; and (g) additional dry storage areas with capacity for approximately 67 boats.  The covered boat slips at Tower Park Marina are typically rented on a month to month basis.  Most of the open boat slips and the lineal boat dockage at Tower Park Marina are rented on a monthly, weekly or daily basis.  The RV facility consists of permanent (rented on an annual basis) RV camping and transient RV camping.  As of March 25, 2003, the permanent wet slip facilities (consisting of 206 slips) were approximately 71.4% leased and the permanent RV spaces (consisting of 129 spaces) were approximately 82.9% leased.

                    The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000.  For the year ended December 31, 2002, rent expense for the CSLC Lease was $40,000.

ITEM 3.     Legal Proceedings.

                    None.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

                    No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

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

                    As of December 31, 2002, WMMI has acquired 677 Units in the Registrant, representing 15.0% of the outstanding units at an average price of $228 per unit.

                    Exclusive of the General Partners’ interest in Registrant, as of December 31, 2002, there were approximately 936 Unit holders of record.

                    If applicable, Registrant makes quarterly distributions of all “Cash Flow from Operations” and of all “Cash from Sales or Refinancing”, subject to the provisions enumerated below.  Cash Flow from Operations, as defined in the Registrant’s Partnership Agreement, is the total cash receipts of the Registrant from the operations of the Registrant’s business, which includes, but is not limited to, cash receipts from the rental of the Registrant’s properties, and which excludes Cash from Sales or Refinancing, less:  (i) all operating expenses other than non-cash expenses such as depreciation and amortization; (ii) all principal and interest payments on any loans or advances; (iii) any sums expended for capital improvements or replacements (excluding amounts paid from funds provided by capital contributions); and (iv) a cash reserve for working capital or other purposes, the amount of which shall be determined by the General Partners.  Cash from Sales or Refinancing, as defined in the Partnership Agreement, is the net proceeds to Registrant from all sales, exchanges and refinancing of Registrant’s properties, less payment of indebtedness relating to such properties and adequate cash reserves from such net proceeds for other obligations of Registrant for which there is no provision; however, Cash from Sales or Refinancing does not include any proceeds reinvested in properties.

                    As a result of Registrant’s continued operating deficits, distributions have been suspended since June 30, 1991.  See Item 6 and 7 for a more detailed discussion of the Registrant’s operating results.

ITEM 6.     Selected Financial Data.

                    The data set forth below should be read in connection with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands of dollars, except per unit information)

For the Year	2002	2001	2000	1999 (2)	1998 (2)

Revenues	$2,733	$2,752	$2,594	$2,468	$2,208

Loss before Extinguishment of debt	$(369)	$(463)	$(428)	$(581)	$(1,090)
Gain on extinguishment of debt	—	—	—	8,515	—

Net (loss) income	$(369)	$(463)	$(428)	$7,934	$(1,090)

Limited Partners’ share	(365)	(458)	(424)	7,855	(1,079)
General Partners’ share	(4)	(5)	(4)	79	(11)
Limited Partners’ per unit data(1)
Loss from continuing operations before extraordinary item	$(80.97)	$(97.16)	$(93.62)	$(123.78)	$(243.79)
Income (loss) from discontinued operations	—	(4.44)	(.44)	(3.77)	4.44
Gain on extinguishment of debt	—	—	—	1,870.01	—

Net income (loss)	$(80.97)	$(101.60)	$(94.06)	$1,742.46	$(239.35)

Cash Distributions	—	—	—	—	—

As of December 31,	2002	2001	2000 (2)	1999 (2)	1998 (2)

Total assets	$3,316	$3,511	$3,549	$3,373	$3,203

Mortgage notes payable	$1,974	$2,023	$2,056	$2,100	$6,670

(1)	Per unit data is based on the weighted average number of Units outstanding during each year, 4,508.
(2)

The years ended December 31, 1999 and 1998 have been restated to reflect the consolidation of Little Potato Slough Mutual Water Company (LPSMWC) and the effect of discontinued operations.  See Notes 1 and 8 to the consolidated financial statements contained herein.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                    In August 1988 the Registrant commenced an offering of up to 12,000 Units of limited partnership interest to the public at a price of $5,000 per Unit.  The offering was terminated on      November 27, 1989 after the sale of 4,508 Units.

                    Tower Park Marina was purchased in February 1988 and as of December 31, 2002, $11,074,000 had been incurred in capital costs associated with its acquisition and subsequent improvement.

                    The operations of the Registrant’s marina are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions.

                    Presentation of Financial Statements

                    The financial statements of the Partnership reflect the Partnership’s ongoing business in the slip rental, RV parking, retail sales, fuel sales and other segments and the discontinuance of its restaurant and boat service segments.  The restaurant and boat service segments are now classified as discontinued operations.  Financial statements of prior periods have been restated to reflect the Partnership’s decision to discontinue the restaurant and boat service operations.

                    Results of Operations

                    Historically, the Partnership’s revenues were generated primarily from slip rentals, RV parking, retail sales, fuel sales and the restaurant and boat service segments.

                    2002 Compared to 2001

                    For the year ended December 31, 2002, the Registrant reported a net loss before discontinued operations of $369,000, an improvement of $74,000 over 2001.  The improvement is the net result of decreased operating costs and a $68,000 decline in interest expense.  The savings in interest are the result of lower interest costs on advances from affiliates.  Included in the net loss of $369,000 is $270,000 of depreciation and amortization.  Excluding these non-cash items, the Registrant incurred a cash flow deficit of $99,000.  This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

                    For the year ended December 31, 2002, the net operating cash flow (Tower Park’s operating income before debt service, depreciation, amortization and partnership administrative costs) for Tower Park Marina was $467,000, compared to $339,000 in 2001.  Tower Park Marina’s slip rental revenues (which includes both wet slip and dry storage revenues) remained stable, increasing slightly by $7,000 to $703,000 in 2002, which is attributable to a slight increase in occupancies.

                    RV park revenues also remained stable in 2002, increasing $9,000 to $908,000.

                    Retail sales declined $5,000 to $418,000; however, net operating income from retail sales increased $4,000 to $69,000 in 2002 due to slightly improved margins.

                    Fuel service revenues declined $29,000 to $214,000 due to lower costs and lower retail prices, with operating income from fuel sales declining $11,000 to $33,000.

                    Water and sewer revenues decreased $38,000, which was primarily due to decreased usage and demand.  Water and sewer expenses declined $15,000 partially in response to the decrease in usage offset by slight increases in administrative costs.

                    Lease income increased $15,000 as a result of a full year of lease income from the restaurant tenant (seven months in 2001).

                    Cost of operations declined $22,000, which was primarily the result of declining utilities and property taxes, offset by increasing repair and maintenance expenses.

                    Interest expense declined $68,000, which was primarily the result of a $65,000 decline in interest paid to affiliates because of lower interest rates.

                    Depreciation and amortization increased $32,000 in 2002 due to the amortization of new improvements at Tower Park Marina.

                    2001 Compared to 2000

                    For the year ended December 31, 2001, the Registrant reported a net loss before extraordinary item of $463,000, a decline of $35,000 over 2000.  The decline was the net result of increased operating costs, offset by a $53,000 decline in interest expense.  The savings in interest were the result of lower interest costs on advances from affiliates.  Included in the net loss of $463,000 is $238,000 of depreciation and amortization.  Excluding these non-cash items, the Registrant incurred a cash flow deficit of $225,000.  This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

                    For the year ended December 31, 2001, the net operating cash flow (Tower Park’s operating income before debt service, depreciation, amortization and partnership administrative costs) for Tower Park Marina was $339,000, compared to $304,000 in 2000.  Tower Park Marina’s slip rental revenues (which includes both wet slip and dry storage revenues) declined $14,000 to $696,000 in 2001, which is attributable to a slight decline in occupancies.

                    RV park revenues increased $137,000 to $899,000 in 2001, due to higher occupancies and increased rates.

                    In response to numerous customer complaints during 1999, management implemented a program to increase the operating hours of the restaurant and bar at Tower Park Marina.  Due to the disappointing results of the changes the restaurant operations were significantly curtailed beginning January 1, 2001.

                    Retail sales declined $29,000 to $423,000, with net operating income from retail sales declining $38,000 to $65,000 in 2001.

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

                    Boat service revenue declined $27,000 to $46,000, due to Registrant limiting the level of service it offers to customers to a minimum, while it continued its attempt to secure an operator to lease the facility.  Although revenues declined, the net operating deficit incurred improved $5,000 to $16,000.  These operations were included as part of discontinued operations.

                    Other income increased $12,000 due primarily to a $10,000 payment received from a cellular service provider for leasing space for a cell tower.

                    Cost of operations increased $132,000, which was primarily the result of a $60,000 increase in maintenance costs and a $49,000 increase in utility costs.

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

                    Liquidity and Capital Resources

                    Since its inception in 1988 the Registrant has operated at a deficit.   These deficits have been partially covered by advances from the General Partners ($4,551,000 through December 31, 2002) and cash reserves.

                    The CSLC Lease requires minimum quarterly payments of $10,000 and the note secured by Tower Park requires monthly payments of $20,000.

                    Tower Park’s 2002 net operating cash flow of $467,000 reflects $127,000 of management fees paid to an affiliate of the Corporate General Partner.  As payments to the Corporate General Partner or its affiliates can be deferred, as necessary, the amount available for making the Registrant’s annual debt service payments of $237,000 was approximately $594,000.  As expenditures for capital improvements are discretionary, the amount and timing of these expenditures can be adjusted based on the operating results and cash flow of the Registrant.

                    Registrant’s ability to continue to operate through 2003 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and either continued advances from the General Partners or the deferral of payments to the General Partners or their affiliates for management fees and interest.  There can be no assurance that these conditions will be met or that the Registrant will be able to continue as a going concern.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

                    The Registrant is exposed to changes in interest rates from its financing arrangement with its

General Partners.  The Registrant’s mortgage note payable bears interest at a fixed rate.  See Note 5 to the Financial Statements for terms, valuations, and principal maturity of the mortgage note as of December 31, 2002.  Based on the market rate of the mortgage note, its fair value at December 31, 2002 is deemed to be the carrying value, $1,962,000.

ITEM 8.     Financial Statements and Supplementary Data.

                    Registrant’s financial statements are included elsewhere herein.  Reference is made to the Index to Financial Statements and Financial Statement Schedule in Item 14(a).

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                    None.

PART III

ITEM 10.    Directors and Executive Officers of Registrant.

                    Registrant has no directors or executive officers.

                    Registrant’s General Partners are Westrec Investors, Inc. (formerly “PS Marina Investors, Inc.”) and Tower Park Marina Operating Corporation (substituted for B. Wayne Hughes in 1997).  The Corporate General Partner, acting through its directors and executive officers, is responsible for the day-to-day operations of Registrant.  Registrant’s properties are managed and operated by Westrec Marina Management, Inc. (“WMMI”), a wholly-owned subsidiary of Westrec Financial.

                    The names and ages of all directors and executive officers of the Corporate General Partner, and the executive officer of WMMI who perform significant policy-making or operational functions for Registrant, the offices held by each of them, the dates of their elections to such offices, and their business experience during the past five years are set forth below.

Name	Age	Office and Date of Election	Business Experience During Past 5 Years

Michael M. Sachs	62	President and Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997)

Mr. Sachs is President, Secretary and Director of Westrec Financial and President of Westrec Properties (1990) Vice-President, Secretary and Director of WMMI (1987).  Mr. Sachs is a director of  New Century Financial Corporation, a residential mortgage brokerage, since its inception in 1995.

Jeffrey K. Ellis	42	Vice President (1990) and Chief Financial Officer (1996) of the Corporate General Partner and Vice President and Chief Financial Officer of Tower Park Operating Corporation (1997).	Mr. Ellis is also Vice President (1990) and Chief Financial Officer (1996) for Westrec Financial, Inc., Westrec Properties, Inc. and Westrec Marina Management, Inc.
William W. Anderson	54	Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997).	Mr. Anderson is also the President (1990) and Director (1995) of Westrec Marina Management, Inc. and is a Director of Westrec Financial, Inc. (1996) and Westrec Properties, Inc. (1996).

                    Pursuant to Articles 16 and 17 of Registrant’s Partnership Agreement, a copy of which is included in Registrant’s prospectus included in SEC Registration No. 33-21021, each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other General Partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

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

                    Compliance with Section 16(a) of the Securities Exchange Act of 1934

                    Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant’s General Partners, and the directors and executive officers of the Corporate General Partner, and persons who own more than ten percent of the Registrant’s Units, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Units.  General Partners, officers, directors and greater than ten-percent Unitholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

                    To the Registrant’s knowledge, based solely on review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Registrant were complied with.

ITEM 11.    Executive Compensation.

                    Registrant has no directors or officers.  See Item 13 for a description of certain transactions between Registrant and its General Partners and their affiliates.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.

                    (a)     Except as specified below, as of the date hereof, no person is known by Registrant to own beneficially more than 5% of the Units of limited partnership interest;

Name and Address of Beneficial Owner	Number of Limited Partnership Units Owned at March 15, 2003	Percent of Class

Westrec Marina Management, Inc. 16633 Ventura Blvd., 6th Floor Encino, CA 91436	691	15.3%

                    (b)     Registrant has no officers or directors.

                              As of December 31, 2002, the General Partners have contributed an aggregate of $1,000 to the capital of Registrant.  None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of Registrant.  The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties.

                              Westrec Financial (which may be deemed a parent of Registrant) has two classes of stock outstanding, common stock and Convertible Participating Preferred Stock (the “Preferred Stock”) which votes together with the common stock, except for the election of directors.  Michael M. Sachs, an officer and director of Westrec Financial and the Corporate General Partner owns 100% of the common stock of Westrec Financial.  As of December 31, 2002 there was no Preferred Stock outstanding.

                    To date, WMMI has acquired 691 Units (677 Units at December 31, 2002) in the Registrant, representing 15.3% of the outstanding units.  WMMI’s business address is 16633 Ventura Boulevard, 6th Floor, Encino, California, 91436.

                    (c)     Registrant knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of Registrant, except as described above and except for Articles 16, 17 and 21.1 of Registrant’s Partnership Agreement, a copy of which is included in Registrant’s prospectus included in SEC Registration Statement No. 33-21021.  Those articles provide, in substance, that the limited partners shall have the right, by majority vote, to remove a general partner and that a general partner may designate a successor with the consent of the other general partner and a majority of the limited partners.

ITEM 13.    Certain Relationships and Related Transactions.

                    The Registrant’s prospectus included in SEC Registration Statement No. 33-21021 discloses that the General Partners and their affiliates are entitled to the following compensation:

                    1.     Acquisition and Development Fees to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for Registrant, in an amount equal to 6% of the purchase price or the cost of construction of the properties.  Cumulative Acquisition and Development Fees paid to the General Partners and their affiliates through December 31, 2002 totaled $1,652,000, ($13,000 of which was paid in 2002).

                    2.     Loan Brokerage Fee to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction.  Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2002 totaled $96,000 (none of which was paid in 2002).

                    3.     The Corporate General Partner made advances to Registrant during 1998, 1999, 2000, 2001 and 2002 to cover operating deficits and capital expenditures.  At December 31, 2002, these advances totaled $4,551,000 and accrue interest at prime plus 1% (5.25% at December 31, 2002).  Interest paid or accrued to the Corporate General Partner for 2002 totaled $241,000.

                    4.     The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year.  The General Partners have agreed to reduce their share of any future distributions to 1%.  No such distributions were made during 2002 and none are expected in 2003.

                    Registrant and WMMI, a subsidiary of Westrec Financial, have entered into management agreements, a copy of the form of which is included as an exhibit to Registrant’s Registration Statement, SEC Registration Statement No. 33-21021.  Under the terms of those agreements, WMMI is entitled to receive as compensation for its management services a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the “Gross Revenue” from operations of the properties and (ii) 6% of the “Net Sales Revenue” from operations of the properties.  The term “Gross Revenue” means all receipts (net of security deposits returned to the tenants) of Registrant from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline.  The term “Net Sales Revenue” means all receipts of Registrant from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of Registrant).  The management fee will cover, without additional expense to Registrant, the time WMMI’s executive officers expend on project management and WMMI’s overhead costs such as its expenses for rent, utilities and servicing of Registrant’s accounts payable.  During 2002, $127,000 was paid or accrued by Registrant to WMMI pursuant to the management agreements.

ITEM 14.    Controls and Procedures

                    Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

                    In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.	1. Financial statements

The financial statements listed in the accompanying Index to Financial Statements and Schedule hereof are filed as part of this report.

2. Financial statements schedule

The financial statements schedule listed in the accompanying Index to Financial Statements and Schedule hereof are filed as part of this report.

3. Exhibits

See Index to Exhibits contained herein.

b.	Reports on Form 8-K

The Registrant did not file a Report on Form 8-K during the last quarter of period covered by this report.

c.	Exhibits

See Index to Exhibits contained herein

d.	Separate Financial Statements Required by Regulation S-X

None.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER PARK MARINA INVESTORS, L.P., (formerly PS MARINA INVESTORS I), a California Limited Partnership

Dated: March 19, 2003	By:	WESTREC INVESTORS, INC.,
(formerly PS MARINA INVESTORS, INC.)

General Partner

By:	/s/ MICHAEL M. SACHS

President

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

Principal Executive Officer	President, Secretary and Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant	March 19, 2003
/s/ MICHAEL M. SACHS

Michael M. Sachs

Principal Operating Officer	Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant.	March 19, 2003
/s/ WILLIAM W. ANDERSON

William W. Anderson

Principal Financial and Accounting Officer	Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the Registrant	March 19, 2003
/s/ JEFFREY K. ELLIS

Jeffrey K. Ellis

CERTIFICATION

I, Michael M. Sachs, President, Secretary and Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant (principal executive officer) certify that:

1.	I have reviewed this annual report on Form 10-K of Tower Park Marina Investors, LP.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period for which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ MICHAEL M. SACHS

Michael M. Sachs
President, Secretary and Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant
(principal executive officer)

CERTIFICATION

I, William W. Anderson, Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant (principal operating officer) certify that:

1.	I have reviewed this annual report on Form 10-K of Tower Park Marina Investors, LP.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period for which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

d)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ WILLIAM W. ANDERSON

William W. Anderson
Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant
(principal operating officer)

CERTIFICATION

I, Jeffrey K. Ellis, Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the Registrant (principal financial officer and principal accounting officer) certify that:

1.	I have reviewed this annual report on Form 10-K of Tower Park Marina Investors, LP.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ JEFFREY K. ELLIS

Jeffrey K. Ellis
Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the Registrant (principal financial officer and principal accounting officer)

CERTIFICATION

                    In connection with the Annual Report of Tower Park Marina Investors, LP (the “Company”) on Form 10K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ MICHAEL M. SACHS

Michael M. Sachs
President, Secretary and Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant.
(principal executive officer)

/s/ WILLIAM W. ANDERSON

William W. Anderson
Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant
(principal operating officer)

/s/ JEFFREY K. ELLIS

Jeffrey K. Ellis
Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the Registrant (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.

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

(E)

Copy of Purchase Agreement together with certain documents relating to the purchase of ThunderBoat Marina (filed as Exhibit 28A to the Registrant’s Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

(F)

Copy of Purchase Agreement together with certain documents relating to the purchase of Banyan Bay Marina (filed as Exhibit 28B to the Registrant’s Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

TOWER PARK MARINA INVESTORS, L.P.,
(formerly PS MARINA INVESTORS I)
a California Limited Partnership

                   All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Partners
Tower Park Marina Investors, L.P.,
(formerly PS Marina Investors I),
a California Limited Partnership
and Subsidiary

We have audited the accompanying consolidated balance sheets of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary (the Partnership), as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the years ended December 31, 2002, 2001 and 2000.  Our audits also included the financial statement schedule as of December 31, 2002 listed in the accompanying index at Item 15(a).  These consolidated financial statements and schedule are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion the related financial statement schedule as of December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth thereon.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 11, the Partnership’s property is not generating a satisfactory level of cash flow and cash flow projections do not indicate significant improvement in the near term.  These circumstances raise substantial doubt about the Partnership’s ability to recover the carrying value of its assets (notwithstanding the writedown of the marina facility to its net realizable value) and to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

/S/ VASQUEZ & COMPANY LLP

Los Angeles, California
February 28, 2003

TOWER PARK MARINA INVESTORS, L.P
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Cash	$65,000	$49,000
Reserve fund	252,000	253,000
Accounts receivable	66,000	131,000
Tower Park Marina, net (Note 2)	2,650,000	2,711,000
Water and sewer facilities, net (Note 3)	90,000	93,000
Other assets, net (Note 4)	193,000	274,000

	$3,316,000	$3,511,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$196,000	$195,000
Interest payable	15,000	16,000
Payable to affiliates (Note 6)	4,551,000	4,236,000
Deferred rentals	56,000	136,000
Notes payable (Note 5)	1,974,000	2,023,000

	6,792,000	6,606,000

Minority partners’ interest	175,000	187,000

Commitments and contingencies (Note 7)	—	—
Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(2,753,000)	(2,388,000)
Deferred contributions	(76,000)	(76,000)

	(2,829,000)	(2,464,000)
General partners’ deficit	(822,000)	(818,000)

Total partners’ deficit	(3,651,000)	(3,282,000)

	$3,316,000	$3,511,000

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Revenues:
Slip rental	$703,000	$696,000	$710,000
RV parking	908,000	899,000	762,000
Retail sales	418,000	423,000	452,000
Fuel service	214,000	243,000	252,000
Water and sewer	176,000	214,000	190,000
Lease	206,000	191,000	154,000
Other income	108,000	86,000	74,000

	2,733,000	2,752,000	2,594,000

Expenses:
Slip rental	91,000	58,000	64,000
RV parking	155,000	161,000	112,000
Retail sales	349,000	358,000	349,000
Fuel service	181,000	199,000	216,000
Water and sewer	194,000	209,000	155,000
Cost of operations	1,316,000	1,338,000	1,206,000
Interest expense	431,000	499,000	552,000
Depreciation and amortization	270,000	238,000	207,000
Minority partners’ interest	(12,000)	3,000	13,000
Management fees (Note 6)	127,000	132,000	146,000

	3,102,000	3,195,000	3,020,000

Loss before discontinued operations	(369,000)	(443,000)	(426,000)
Loss from discontinued operations	—	(20,000)	(2,000)

Net loss	$(369,000)	$(463,000)	$(428,000)

Allocation of net loss:
Limited Partners’	$(365,000)	$(458,000)	$(424,000)
General Partners’	(4,000)	(5,000)	(4,000)

	$(369,000)	$(463,000)	$(428,000)

Limited Partners’ net loss per unit:
Loss from continuing operations	$(80.97)	$(97.16)	$(93.62)
Loss from discontinued operations	—	(4.44)	(0.44)

Net loss	$(80.97)	$(101.60)	$(94.06)

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

For the years ended December 31, 2002, 2001 and 2000

	General Partners	Limited Partners	Total

Balances at December 31, 1999 (Restated)	$(809,000)	$(1,582,000)	$(2,391,000)
Net loss	(4,000)	(424,000)	(428,000)

Balances at December 31, 2000	(813,000)	(2,006,000)	(2,819,000)
Net loss	(5,000)	(458,000)	(463,000)

Balances at December 31, 2001	(818,000)	(2,464,000)	(3,282,000)
Net loss	(4,000)	(365,000)	(369,000)

Balances at December 31, 2002	$(822,000)	$(2,829,000)	$(3,651,000)

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(369,000)	$(463,000)	$(428,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	270,000	238,000	207,000
Minority partners’ interest	(12,000)	3,000	13,000
Decrease (increase) in accounts receivable	65,000	(19,000)	(1,000)
Decrease (increase) in other assets	43,000	89,000	(66,000)
Increase (decrease) in accounts payable and accrued expenses	1,000	(26,000)	67,000
Decrease in interest payable	(1,000)	—	(1,000)
Increase (decrease) in deferred rentals	(80,000)	25,000	(49,000)

Cash flow used for operating activities	(83,000)	(153,000)	(258,000)

Cash flows from investing activities:
Improvements to marina facilities	(163,000)	(271,000)	(270,000)
Improvements to water and sewer facilities	(5,000)	—	—
Decrease (increase) in reserve fund	1,000	(20,000)	(56,000)

Cash flow used for investing activities	(167,000)	(291,000)	(326,000)

Cash flows from financing activities:
Repayments of notes payable	(49,000)	(33,000)	(44,000)
Advances from affiliates, net	315,000	456,000	618,000

Net cash provided by financing activities	266,000	423,000	574,000

Net increase (decrease) in cash	16,000	(21,000)	(10,000)
Cash at the beginning of year	49,000	70,000	80,000

Cash at the end of year	$65,000	$49,000	$70,000

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

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

The General Partners in the Partnership are Westrec Investors, Inc. (formerly PS Marina Investors, Inc.), a wholly-owned subsidiary of Westrec Properties, Inc. (“Westrec”), and B. Wayne Hughes, a shareholder of Westrec until June 1990.  Effective March 1, 1997, the limited partners approved the substitution of Tower Park Marina Operating Corporation, a wholly-owned subsidiary of Westrec Financial, Inc., for Mr. Hughes.

The Partnership was formed to sell a maximum of 12,000 units of limited partnership interest at $5,000 per unit ($60,000,000).  The General Partners have contributed a total of $1,000.  On November 27, 1989, the Partnership’s offering was terminated with 4,508 units issued, resulting in $22,540,000 of limited partner funds being raised (before commission discount of $3,000 granted to an investor).  Half of each Limited Partner’s total capital contribution was deferred.  The final installment was due on August 1, 1990, and $76,000 of such deferrals remain outstanding.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company, (“LPSMWC”).  All significant inter-company transactions and balances have been eliminated in the consolidation.  Certain reclassifications of prior year amounts have been made to conform to the presentation adopted for 2002.

Tower Park Marina Investors, L.P. was organized on January 6, 1988 and elected a December 31 year end for tax reporting and financial reporting purposes.  Little Potato Slough Mutual Water Company was organized on March 8, 1982 and elected a February 28 year end for tax reporting and financial reporting purposes.  The Partnership acquired a majority interest in Little Potato Slough Mutual Water Company.  The Subsidiary’s February 28 financial statements are consolidated with the December 31 financial statements of the Partnership since the difference in reporting periods is not more than 93 days.  There are no intervening events which may materially affect the financial position or results of operations.

TOWER PARK MARINA INVESTORS, L.P.
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Reserve Fund

The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion.  This reserve is funded by monthly water and sewer charges assessed to all the shareholders.  At December 31, 2002 and 2001 the reserve fund balance was $252,000 and $253,000, respectively.

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

Net Realizable Value Reserve

As of December 31, 2002 the Partnership owns Tower Park Marina.  A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value.  No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina.  The reserve represents an aggregate cost adjustment to individual assets and no restoration of this previously recognized reserve is permitted.

TOWER PARK MARINA INVESTORS, L.P.
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

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

Tower Park Marina

Tower Park Marina is stated at cost to the Partnership less a net realizable value reserve. Provision for depreciation and amortization is calculated using the straight-line method.  Depreciable lives for the major asset categories are as follows:

Asset Category	Depreciable Life

Buildings	20 years
Improvements	20 years
Floating docks	7 years
Furniture, fixtures and equipment	7 years
Leasehold interest	life of lease

TOWER PARK MARINA INVESTORS, L.P.
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Taxes Based on Income

Taxes based on income are the responsibility of the individual partners and, accordingly, are not reflected in the accompanying financial statements.  The difference between the tax basis and the reported amounts of the Partnership’s assets and liabilities is attributable to the net realizable value reserve of $2,193,000 and accumulated depreciation of $1,080,000.

New Accounting Pronouncements

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

FASB issued on August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement shall be effective for financial statements issued for fiscal years beginning after December 15, 2001.  This Statement requires the Partnership to test its marina facilities for recoverability because of current period operating or cash flow loss combined with a history of operating or cash flow losses.  An impairment loss shall be recognized if the carrying amount is greater than the sum of undiscounted cash flows expected to result from the use and eventual disposition of its marina facilities.  The Partnership reduced the carrying value of its marina facilities to its net realizable value in 1995 in accordance with SFAS 121.  This Statement did not affect the Partnership’s financial statements.

FASB issued on April 2002, SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.  The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.  The extinguishment of debt in Item 6 Selected Financial Data in the 1999 column will no longer be captioned as an extraordinary item.

FASB issued on June 2002, SFAS No 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  This Statement is not expected to affect the Partnership’s financial statements.

TOWER PARK MARINA INVESTORS, L.P.
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs.  The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made.  Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $13,000 and $22,000 for the year ended December 31, 2002 and 2001, respectively.  At December 31, Tower Park Marina is composed of the following:

	2002	2001

Land	$1,040,000	$1,040,000
Buildings	2,306,000	2,264,000
Improvements	2,245,000	2,241,000
Floating docks	3,156,000	3,107,000
Furniture, fixtures and equipment	1,386,000	1,318,000
Leasehold interest	941,000	941,000

	11,074,000	10,911,000
Less accumulated depreciation and amortization	(6,231,000)	(6,007,000)

	4,843,000	4,904,000
Net realizable value reserve	(2,193,000)	(2,193,000)

	$2,650,000	$2,711,000

3.	Water and Sewer Facilities

Water and sewer facilities at December 31, is composed of the following:

	2002	2001

Water and sewer equipment	$172,000	$169,000
Less accumulated depreciation	(82,000)	(76,000)

	$90,000	$93,000

TOWER PARK MARINA INVESTORS, L.P.
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

4.	Other Assets

Other assets at December 31, is composed of the following:

	2002	2001

Inventory	$102,000	$152,000
Capitalized financing costs	161,000	152,000
Other	40,000	41,000

	303,000	345,000
Accumulated amortization	(110,000)	(71,000)

	$193,000	$274,000

Capitalized financing costs were incurred during 1999 in connection with the refinancing of Tower Park Marina. These costs are amortized over the loan term, five years.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

5.	Notes Payable

Notes payable at December 31, include the following:

	2002	2001

Note payable collateralized by a deed of trust on Tower Park Marina	$1,962,000	$2,008,000
Other	12,000	15,000

	$1,974,000	$2,023,000

At December 31, 2002 future principal payments are as follows:

Year

2003	$58,000
2004	1,910,000
2005	4,000
2006	2,000

$1,974,000

TOWER PARK MARINA INVESTORS, L.P.
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

5.	Notes Payable (continued)

The note payable was for an initial amount of $2,000,000, with an additional $500,000 available to make improvements to the property.  As of December 31, 2000, $100,000 had been borrowed for capital improvements.  The period of time to borrow the remaining $400,000 for capital improvements expired on January 31, 2001 with no additional amounts being drawn.  The loan accrues interest at 9.34% and requires monthly principal and interest payments of $20,000.  The loan is due on July 1, 2004.

Interest paid on these notes for the year ended December 31, 2002, 2001, and 2000 was $188,000, $193,000, and $196,000, respectively.

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marinas’ monthly gross revenues (as defined).  Management fees for the year ended December 31, 2002, 2001 and 2000 were $127,000, $132,000 and $146,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec.  These borrowings accrue interest at the prime rate plus 1% (5.25% at December 31, 2002).  Total interest accrued to Westrec for the year ended December 31, 2002, 2001, and 2000 was $243,000, $306,000 and $356,000, respectively.

7.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina.  Currently, the Partnership is required to perform quarterly groundwater sampling and monitoring.  Environmental consultants have been engaged to perform this sampling to determine the extent of the contamination.  Presently, sufficient data has not been obtained to estimate the cost of remediation; consequently no loss accrual has been made in the financial statements.  To date the Partnership has incurred $107,000 in monitoring fees.  Included in cost of operations for the year ended December 31, 2002 is $6,000 of monitoring fees.

TOWER PARK MARINA INVESTORS, L.P.
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

7.	Commitments and Contingencies (continued)

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”).  Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023.  The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000.  Rent expense associated with the CSLC Lease is included in cost of operations and was $40,000 for each of the years ended December 31, 2002, 2001 and 2000.

Future minimum lease payments under this lease are as follows:

Year

2003	$40,000
2004	40,000
2005	40,000
2006	40,000
2007	40,000
Thereafter	644,000

$844,000

8.	Segment Reporting

The Partnership has been aggregated into four reportable business segments, (Slip rental, RV parking, Retail sales, and Fuel services):  Slip rental comprise the wet boat slip rentals and dry boat storage operations at the marina.  RV parking represents both long term and transient recreational vehicle parking at the campgrounds adjacent to the marina.  Retail sales segment consists of the operations of the retail boat supply and sundries store at the marina.  The Fuel service segment reports the operations of the fuel dock at the marina.

The accounting policies of the reportable segments are the same as those described in summary of significant accounting policies.  The Partnership evaluates the performance of its operating segments based on income from operations before depreciation and amortization.

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.  The “other” line item includes results of insignificant operations and as it relates to segment profit (loss), income and expenses not allocated to reportable segments.

TOWER PARK MARINA INVESTORS, L.P.
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

8.	Segment Reporting (continued)

Segment Information (in 000’s)	2002	2001	2000

Revenues
Slip Rental	$703	$696	$710
RV Parking	908	899	762
Retail Sales	418	423	452
Fuel Service	214	243	252
Other	490	491	418

Total Consolidated Revenues	2,733	2,752	2,594

Depreciation
Slip Rental	60	52	32
RV Parking	18	18	18
Retail Sales	—	—	—
Fuel Service	—	—	—
Unallocated amount (2)	192	168	157

Total Consolidated Depreciation	270	238	207

Profit (Loss)
Slip Rental	552	586	614
RV Parking	735	720	632
Retail Sales	69	65	103
Fuel Service	33	44	36
Other (1)	(1,758)	(1,858)	(1,811)

Total Loss Before Discontinued Operations	(369)	(443)	(426)

Assets
Slip Rental	259	271	263
RV Parking	235	251	265
Retail Sales	91	59	96
Fuel Service	24	17	22
Unallocated amount (2)	2,707	2,913	2,903

Total Consolidated Assets	$3,316	$3,511	$3,549

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

9.	Discontinued Operations

The Partnership discontinued the restaurant operations and boat service effective January 1, 2001.  The Partnership still owns the assets of the restaurant operations and boat service.  Concessionaires are now operating the restaurant and boat service under operating leases, including the assets of the restaurant operations and boat service.

	2001	2000

Restaurant
Revenue	$3,000	$595,000
Expenses	7,000	576,000

(Loss) income	$(4,000)	$19,000

Boat Service
Revenue	$46,000	$73,000
Expenses	62,000	94,000

Loss	$(16,000)	$(21,000)

Discontinued Operations, total
Revenue	$49,000	$668,000
Expenses	69,000	670,000

Loss	$(20,000)	$(2,000)

10.	Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Partnership for loans from affiliates and bank loans with similar terms and maturities, the fair value of payable to affiliates and notes payable to the bank approximates the carrying amount.

TOWER PARK MARINA INVESTORS, L.P.
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

11.	Going Concern

The Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term.  These matters raise substantial doubt about the Partnership’s ability to recover the carrying value of its assets, (not withstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern.  The Partnership’s ability to continue to operate through 2003 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners.  Management’s plans include the expenditure of approximately $150,000 (unaudited) in additional repairs and capital improvements during 2003, which management believes will continue to improve the operations of the property.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

TOWER PARK MARINA INVESTORS LP
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION

			Initial Cost		Cost Subsequent to Acquisition	Gross Carrying Amount at December 31, 2002

Date Acquired	Description	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation

02/88	Tower Park	$1,962,000	$1,040,000	$6,213,000	$3,821,000	$1,040,000	$10,034,000	$11,074,000	$6,231,000
	Net Realizable Value Reserve							(2,193,000)	0

		$1,962,000	$1,040,000	$6,213,000	$3,821,000	$1,040,000	$10,034,000	$8,881,000	$6,231,000

TOWER PARK MARINA INVESTORS LP
(formerly PS MARINA INVESTORS I)
a California Limited Partnership and Subsidiary

SCHEDULE III  - REAL ESTATE AND
ACCUMULATED DEPRECIATION (continued)

REAL ESTATE RECONCILIATION

	Year Ended December 31,

	2002	2001	2000

Balance at beginning of the year	$8,718,000	$8,450,000	$8,180,000
Contruction in progress and improvements to facilities during the year	163,000	268,000	270,000
Acquisitions during the year	—	—	—
Deductions during the year	—	—	—

Balance at the end of the year	$8,881,000	$8,718,000	$8,450,000

ACCUMULATED DEPRECIATION RECONCILIATION

	Year Ended December 31,

	2002	2001	2000

Balance at beginning of the year	$6,007,000	$5,808,000	$5,638,000
Additions during the year:
Depreciation	224,000	199,000	170,000
Deductions during the year	—	—	—

Balance at the end of the year	$6,231,000	$6,007,000	$5,808,000

The aggregate cost for Federal income tax purposes is $ 11,074,000.