Form 10-Q
period 2003-03-31
TOWER PARK MARINA INVESTORS LP
filed 2003-05-15
CIK 831491

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended	Commission File

March 31, 2003	Number 0-17672

TOWER PARK MARINA INVESTORS, L.P.,
a California Limited Partnership

(Exact name of registrant as specified in its charter)

California	95-4137996

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

☒ Yes	☐ No

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Cash	$69,000	$65,000
Reserve fund	259,000	252,000
Accounts receivable	53,000	66,000
Tower Park Marina, net (Note 2)	2,636,000	2,650,000
Water and sewer facilities, net (Note 3)	88,000	90,000
Other assets, net (Note 4)	205,000	193,000

	$3,310,000	$3,316,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$243,000	$196,000
Interest payable	14,000	15,000
Payable to affiliates	4,630,000	4,551,000
Deferred rentals	50,000	56,000
Notes payable (Note 5)	1,961,000	1,974,000
Commitments and contingencies (Note 7)	—	—

	6,898,000	6,792,000

Minority partners’ interest	175,000	175,000

Partners’ deficit:
Limited partners’ deficit, $50,000 per unit, 4,508 units authorized issued and outstanding	(2,864,000)	(2,753,000)
Less deferred contributions	(76,000)	(76,000)

	(2,940,000)	(2,829,000)
General partners’ deficit	(823,000)	(822,000)

Total partners’ deficit	(3,763,000)	(3,651,000)

	$3,310,000	$3,316,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three month periods ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Revenues:
Slip rental	$167,000	$156,000
RV parking	160,000	176,000
Retail sales	46,000	49,000
Fuel service	28,000	21,000
Water and sewer	49,000	47,000
Lease	56,000	45,000
Other income	15,000	17,000

	521,000	511,000

Expenses:
Slip rental	21,000	16,000
RV parking	45,000	38,000
Retail sales	42,000	45,000
Fuel service	25,000	20,000
Water and sewer	48,000	38,000
Cost of operations	251,000	283,000
Interest expense	107,000	101,000
Depreciation and amortization	68,000	63,000
Management fees (Note 6)	26,000	25,000
Minority partners’ interest	—	3,000

	633,000	632,000

Net loss	$(112,000)	$(121,000)

Allocation of net loss:
Limited Partners’	$(111,000)	$(120,000)
General Partners’	(1,000)	(1,000)

	$(112,000)	$(121,000)

Limited Partners’ net loss per unit:
Net loss	$(24.62)	$(26.62)

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three month periods ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net loss	$(112,000)	$(121,000)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	68,000	63,000
Minority partners’ interest	—	3,000
Decrease in accounts receivable	13,000	14,000
Increase in other assets	(19,000)	(2,000)
Increase in accounts payable and accrued expenses	47,000	41,000
Decrease in interest payable	(1,000)	—
(Decrease) Increase in deferred rentals	(6,000)	8,000

Cash flows (used for) provided by operating activities	(10,000)	6,000

Cash flows from investing activities:
Improvements to marina facilities	(45,000)	(37,000)
Improvements to water and sewer facilities	—	(4,000)
Increase in reserve fund	(7,000)	(5,000)

Cash flow used for investing activities	(52,000)	(46,000)

Cash flows from financing activities:
Repayments of notes payable	(13,000)	(12,000)
Advances from affiliates, net	79,000	103,000

Net cash provided by financing activities	66,000	91,000

Net increase in cash	4,000	51,000
Cash at the beginning of period	65,000	49,000

Cash at the end of period	$69,000	$100,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
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

Basis for Presentation

In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

March 31, 2003
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

Reserve Fund

The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion.  This reserve is funded by monthly water and sewer charges assessed to all the shareholders.  At March 31, 2003 the reserve fund balance was $259,000.  The reserve fund is composed of cash in bank, money market funds and certificates of deposit.

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

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

As of March 31, 2003 the Partnership owns Tower Park Marina.  A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value.  No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina.  The reserve represents an aggregate cost adjustment to individual assets and no restoration of this previously recognized reserve is permitted.

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

March 31, 2003
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

March 31, 2003
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

March 31, 2003
(Unaudited)

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs.  The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made.  Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $2,000 and $22,000 for the three months ended March 31, 2003 and the for the year ended December 31, 2002, respectively.  At March 31, 2003 and December 31, 2002 Tower Park Marina is composed of the following:

	2003	2002

Land	$1,040,000	$1,040,000
Buildings	2,306,000	2,306,000
Improvements	2,245,000	2,245,000
Floating docks	3,156,000	3,156,000
Furniture, fixtures and equipment	1,386,000	1,386,000
Leasehold interest	941,000	941,000
Construction in progress	45,000	—

	11,119,000	11,074,000
Less accumulated depreciation and amortization	(6,290,000)	(6,231,000)

	4,829,000	4,843,000
Net realizable value reserve	(2,193,000)	(2,193,000)

	$2,636,000	$2,650,000

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

3.	Water and sewer facilities

Water and sewer facilities at March 31, 2003 and December 31, 2002 is composed of the following:

	2003	2002

Water and sewer equipment	$172,000	$172,000
Less accumulated depreciation	(84,000)	(82,000)

	$88,000	$90,000

4.	Other Assets

Other assets at March 31, 2003 and December 31, 2002 is composed of the following:

	2003	2002

Inventory	$105,000	$102,000
Capitalized financing costs	161,000	161,000
Other	56,000	40,000

	322,000	303,000
Accumulated amortization	(117,000)	(110,000)

	$205,000	$193,000

Capitalized financing costs were incurred during 1999 in connection with the refinancing of Tower Park Marina. These costs are amortized over the loan term, five years.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

5.	Notes Payable

Notes payable at March 31, 2003 and December 31, 2002 include the following:

	2003	2002

Note payable collateralized by a deed of trust on Tower Park Marina	$1,950,000	$1,962,000
Other	11,000	12,000

	$1,961,000	$1,974,000

At March 31, 2003 future principal payments are as follows:

Year

2003	$44,000
2004	1,911,000
2005	4,000
2006	2,000

$1,961,000

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

Interest paid on these notes for the three months ended March 31, 2003 and 2002 was $47,000 and $48,000, respectively.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined).  Management fees for the three months ended March 31, 2003 and 2002 were $26,000 and $25,000, respectively.

In connection with funding the Partnership’s operating deficits, and with the acquisition of marina facilities, funds have been borrowed from Westrec.  Total borrowings from Westrec at March 31, 2003 (including accrued interest) were $4,630,000.  These borrowings accrue interest at the prime rate plus 1% (5.25% at March 31, 2003).  Total interest paid or accrued to Westrec for the three months ended March 31, 2003 and 2002 was $61,000 and $59,000, respectively.

7.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina.  Currently, the Partnership is required to perform quarterly groundwater sampling and monitoring.  Environmental consultants have been engaged to perform this sampling to determine the extent of the contamination.  Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements.  To date the Partnership has incurred $109,000 in monitoring fees.  Included in cost of operations for the three months ended March 31, 2003 and 2002 is $2,000 and $4,000 of monitoring fees.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”).  Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023.  The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000.  Rent expense associated with the CSLC Lease is included in cost of operations and was $10,000, for each of the three months ended March 31, 2003 and 2002.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

7.	Commitments and Contingencies (continued)

Future minimum lease payments under this lease are as follows:

Year

2003	$30,000
2004	40,000
2005	40,000
2006	40,000
2007	40,000
Thereafter	644,000

$834,000

8.	Segment Reporting

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

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

8.	Segment Reporting (continued)

	For the three month periods ended March 31,

Segment Information (in 000’s)	2003	2002

Revenues
Slip Rental	167	156
RV Parking	160	176
Retail Sales	46	49
Fuel Service	28	21
Other	120	109

Total Consolidated Revenues	521	511

Depreciation and Amortization
Slip Rental	16	14
RV Parking	4	4
Unallocated amount (2)	48	45

Total Consolidated Depreciation	68	63

Profit (Loss)
Slip Rental	130	126
RV Parking	111	134
Retail Sales	4	4
Fuel Service	3	1
Other (1)	(360)	(386)

Total Income	(112)	(121)

	Mar 31, 2003	Dec 31, 2002

Assets
Slip Rental	244	259
RV Parking	231	235
Retail Sales	70	91
Fuel Service	25	24
Unallocated amount (2)	2,740	2,707

Total Consolidated Assets	3,310	3,316

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

9.	Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Partnership for loans from affiliates and bank loans with similar terms and maturities, the fair value of payable to affiliates and notes payable to the bank approximates the carrying amount.

10.	Going Concern

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

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2003
(Unaudited)

ITEM 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The revenues and expenses of the Partnership for the three months ended March 31, 2003 are generated from the operations of Tower Park Marina in the Sacramento – San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company.  As of March 31, 2003, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied

Wet slips	206	(1)	71.8%
Dry storage	120		79.2%
RV Park	128	(1)	84.4%

(1) non-transient spaces only

For the three months ended March 31, 2003, revenues for Tower Park increased $10,000 to $521,000.  The increase was the net result of increases in slip rental ($11,000), lease income ($11,000), fuel service ($7,000) and water and sewer ($2,000), offset by declines in RV parking ($16,000), retail sales ($3,000), and other ($2,000).

The Partnership’s net loss of $112,000 for the three months ended March 31, 2003 is $9,000 less than the loss incurred in the same period a year ago.  The improvement reflects the increased activity at the property, which resulted in higher slip rental revenues and lease income.  In addition, the Partnership successfully appealed their property tax assessment, which resulted in a $7,000 reduction for the three months ended March 31, 2003 compared to the same period of a year ago.

Liquidity and capital resources

Included in the Partnership’s net loss of $112,000 is $68,000 of depreciation and amortization.  Excluding these non-cash items, the Partnership incurred a cash flow deficit of $58,000.  This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

The Partnership’s ability to continue to operate through 2003 and beyond is contingent on among other factors, the improvement in Tower Park Marina operations and continued advances (or deferral by) the General Partners.  Management’s plans include the expenditure of approximately $150,000 in additional repairs and capital improvements during 2003, which management believes will continue to improve the operating results of the property

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2003
(Unaudited)

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

The Registrant is exposed to changes in interest rates from its financing arrangement with its General Partners.  The Registrant’s mortgage note payable bears interest at a fixed rate.  See Note 5 to the Financial Statements for terms, valuations, and principal maturity of the mortgage note as of March 31, 2003.  Based on the market rate of the mortgage note, its fair value at March 31, 2003 is deemed to be the carrying value, $1,961,000.

ITEM 4.     Controls and Procedures

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

March 31, 2003
(Unaudited)

ITEMS 1 through 6 are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 13, 2003

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

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

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

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ MICHAEL M. SACHS

Michael M. Sachs
President, Secretary and Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant. (principal executive officer)

CERTIFICATION

I, William W. Anderson, Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant (principal operating officer) certify that:

1.	I have reviewed this quarterly report on Form 10-K of Tower Park Marina Investors, LP.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

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

Date: May 13, 2003	/s/ WILLIAM W. ANDERSON

William W. Anderson
Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant (principal operating officer)

CERTIFICATION

I, Jeffrey K. Ellis, Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the Registrant (principal financial officer and principal accounting officer) certify that:

1.	I have reviewed this quarterly report on Form 10-K of Tower Park Marina Investors, LP.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 13, 2003	/s/ JEFFREY K. ELLIS

Jeffrey K. Ellis
Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the Registrant (principal financial officer and principal accounting officer)

CERTIFICATION

In connection with the Quarterly Report of Tower Park Marina Investors, LP (the “Company”) on Form 10Q for the fiscal quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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