Form 10-Q
period 2003-06-30
TOWER PARK MARINA INVESTORS LP
filed 2003-08-14
CIK 831491

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended	Commission File
June 30, 2003	Number 0-17672

TOWER PARK MARINA INVESTORS, L.P.,
a California Limited Partnership
(Exact name of registrant as specified in its charter)

California	95-4137996
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

☒	☐
Yes	No

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash	$70,000	$65,000
Reserve fund	112,000	252,000
Accounts receivable	74,000	66,000
Tower Park Marina, net (Note 2)	2,605,000	2,650,000
Water and sewer facilities, net (Note 3)	86,000	90,000
Other assets, net (Note 4)	241,000	193,000

	$3,188,000	$3,316,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$130,000	$196,000
Interest payable	14,000	15,000
Payable to affiliates	4,709,000	4,551,000
Deferred rentals	57,000	56,000
Notes payable (Note 5)	1,948,000	1,974,000
Commitments and contingencies (Note 7)	—	—

	6,858,000	6,792,000

Minority partners’ interest	167,000	175,000

Partners’ deficit:
Limited partners’ deficit, $50,000 per unit, 4,508 units authorized issued and outstanding	(2,937,000)	(2,753,000)
Less deferred contributions	(76,000)	(76,000)

	(3,013,000)	(2,829,000)
General partners’ deficit	(824,000)	(822,000)

Total partners’ deficit	(3,837,000)	(3,651,000)

	$3,188,000	$3,316,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three-month periods ended June 30, 2003 and 2002
(Unaudited)

	2003	2002
Revenues:
Slip rental	$183,000	$174,000
RV parking	231,000	257,000
Retail sales	114,000	126,000
Fuel service	62,000	57,000
Water and sewer	41,000	47,000
Lease	57,000	44,000
Other income	16,000	27,000

	704,000	732,000

Expenses:
Slip rental	25,000	14,000
RV parking	48,000	39,000
Retail sales	99,000	104,000
Fuel service	59,000	48,000
Water and sewer	56,000	35,000
Cost of operations	294,000	373,000
Interest expense	103,000	109,000
Depreciation and amortization	69,000	66,000
Management fees (Note 6)	33,000	33,000
Minority partners’ interest	(8,000)	6,000

	778,000	827,000

Net loss	$(74,000)	$(95,000)

Allocation of net loss:
Limited Partners’	$(73,000)	$(94,000)
General Partners’	(1,000)	(1,000)

	$(74,000)	$(95,000)

Limited Partners’ net loss per unit:
Net loss	$(16.19)	$(20.85)

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six-month periods ended June 30, 2003 and 2002
(Unaudited)

	2003	2002
Revenues:
Slip rental	$350,000	$330,000
RV parking	391,000	433,000
Retail sales	160,000	175,000
Fuel service	90,000	78,000
Water and sewer	90,000	94,000
Lease	113,000	89,000
Other income	31,000	44,000

	1,225,000	1,243,000

Expenses:
Slip rental	46,000	30,000
RV parking	93,000	77,000
Retail sales	141,000	149,000
Fuel service	84,000	68,000
Water and sewer	104,000	73,000
Cost of operations	545,000	656,000
Interest expense	210,000	210,000
Depreciation and amortization	137,000	129,000
Management fees (Note 6)	59,000	58,000
Minority partners’ interest	(8,000)	9,000

	1,411,000	1,459,000

Net loss	$(186,000)	$(216,000)

Allocation of net loss:
Limited Partners’	$(184,000)	$(214,000)
General Partners’	(2,000)	(2,000)

	$(186,000)	$(216,000)

Limited Partners’ net loss per unit:
Net loss	$(40.82)	$(47.47)

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six month periods ended June 30, 2003 and 2002
(Unaudited)

	2003	2002
Cash flows from operating activities:
Net loss	$(186,000)	$(216,000)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	137,000	129,000
Minority partners’ interest	(8,000)	9,000
Increase in accounts receivable	(8,000)	(13,000)
Increase in other assets	(62,000)	(9,000)
(Decrease) increase in accounts payable and accrued expenses	(66,000)	83,000
Decrease in interest payable	(1,000)	—
Increase in deferred rentals	1,000	4,000

Cash flows used for operating activities	(193,000)	(13,000)

Cash flows from investing activities:
Improvements to marina facilities	(74,000)	(97,000)
Improvements to water and sewer facilities	—	(5,000)
Decrease (increase) in reserve fund	140,000	(6,000)

Cash flow provided by (used for) investing activities	66,000	(108,000)

Cash flows from financing activities:
Repayments of notes payable	(26,000)	(25,000)
Advances from affiliates, net	158,000	190,000

Net cash provided by financing activities	132,000	165,000

Net increase in cash	5,000	44,000
Cash at the beginning of period	65,000	49,000

Cash at the end of period	$70,000	$93,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters

Description of the Partnership

Tower Park Marina Investors, L.P., (formerly PS Marina Investors I), a California Limited Partnership (the “Partnership”), was organized under the California Revised Limited Partnership Act, pursuant to a Certificate of Limited Partnership filed on January 6, 1988 to acquire, own, and operate and to a lesser extent, develop marina facilities.

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

Basis for Presentation

In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

June 30, 2003
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

Reserve Fund

The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. At June 30, 2003 the reserve fund balance was $112,000. The reserve fund is composed of cash in bank, money market funds and certificates of deposit.

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

June 30, 2003
(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

As of June 30, 2003 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina. The reserve represents an aggregate cost adjustment to individual assets and no restoration of this previously recognized reserve is permitted.

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

June 30, 2003
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

June 30, 2003
(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

New Accounting Pronouncements

FASB issued on April 2002, SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64 (an amendment of FASB Statement No. 4), Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. It also amends FASB Statement No. 13, Accounting for Leases. The provisions of this Statement shall be applied in fiscal years beginning after May 15, 2002.

FASB issued on June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement is not expected to affect the Partnership’s financial statements.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $5,000 and $22,000 for the six months ended June 30, 2003 and the for the year ended December 31, 2002, respectively. At June 30, 2003 and December 31, 2002 Tower Park Marina is composed of the following:

	2003	2002

Land	$1,040,000	$1,040,000
Buildings	2,306,000	2,306,000
Improvements	2,245,000	2,245,000
Floating docks	3,156,000	3,156,000
Furniture, fixtures and equipment	1,386,000	1,386,000
Leasehold interest	941,000	941,000
Construction in progress	74,000	—

	11,148,000	11,074,000
Less accumulated depreciation and amortization	(6,350,000)	(6,231,000)

	4,798,000	4,843,000
Net realizable value reserve	(2,193,000)	(2,193,000)

	$2,605,000	$2,650,000

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)

3.	Water and sewer facilities

Water and sewer facilities at June 30, 2003 and December 31, 2002 is composed of the following:

	2003	2002
Water and sewer equipment	$172,000	$172,000
Less accumulated depreciation	(86,000)	(82,000)

	$86,000	$90,000

4.	Other Assets

Other assets at June 30, 2003 and December 31, 2002 is composed of the following:

	2003	2002
Inventory	$141,000	$102,000
Capitalized financing costs	166,000	161,000
Other	48,000	40,000

	355,000	303,000
Accumulated amortization	(114,000)	(110,000)

	$241,000	$193,000

Capitalized financing costs were incurred during 1999 in connection with the refinancing of Tower Park Marina. These costs are amortized over the loan term, five years.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)

5.	Notes Payable

Notes payable at June 30, 2003 and December 31, 2002 include the following:

	2003	2002
Note payable collateralized by a deed of trust on Tower Park Marina	$1,938,000	$1,962,000
Other	10,000	12,000

	$1,948,000	$1,974,000

At June 30, 2003 future principal payments are as follows:

Year
2003	$32,000
2004	1,910,000
2005	4,000
2006	2,000

$1,948,000

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

Interest paid on these notes for the six months ended June 30, 2003 and 2002 was $92,000 and $95,000, respectively.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the six months ended June 30, 2003 and 2002 were $59,000 and $58,000, respectively.

In connection with funding the Partnership’s operating deficits, and with the acquisition of marina facilities, funds have been borrowed from Westrec. Total borrowings from Westrec at June 30, 2003 (including accrued interest) were $4,709,000. These borrowings accrue interest at the prime rate plus 1% (5.25% at June 30, 2003). Total interest paid or accrued to Westrec for the six months ended June 30, 2003 and 2002 was $118,000 and $123,000, respectively.

7.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Currently, the Partnership is required to perform quarterly groundwater sampling and monitoring. Environmental consultants have been engaged to perform this sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements. To date the Partnership has incurred $109,000 in monitoring fees. Included in cost of operations for the six months ended June 30, 2003 and 2002 is $2,000 and $4,000 of monitoring fees.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations was $20,000 for each of the six months ended June 30, 2003 and 2002.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)

7.           Commitments and Contingencies (continued)

               Future minimum lease payments under this lease are as follows:

Year

2003	$20,000
2004	40,000
2005	40,000
2006	40,000
2007	40,000
Thereafter	644,000

$824,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)

8.           Segment Reporting (continued)

Segment Information (in 000’s)	For the six month periods ended June 30,

	2003	2002
Revenues
Slip Rental	350	330
RV Parking	391	433
Retail Sales	160	175
Fuel Service	90	78
Other	234	227

Total Consolidated Revenues	1,225	1,243

Depreciation and Amortization
Slip Rental	32	28
RV Parking	9	9
Unallocated amount (2)	96	92

Total Consolidated Depreciation	137	129

Profit (Loss)
Slip Rental	272	272
RV Parking	289	347
Retail Sales	19	26
Fuel Service	6	10
Other (1)	(772)	(871)

Total Income	(186)	(216)

Assets	Jun 30, 2003	Dec 31, 2002
Slip Rental	228	259
RV Parking	226	235
Retail Sales	107	91
Fuel Service	24	24
Unallocated amount (2)	2,603	2,707

Total Consolidated Assets	3,188	3,316

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
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

June 30, 2003
(Unaudited)

ITEM 2           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The revenues and expenses of the Partnership for the six months ended June 30, 2003 are generated from the operations of Tower Park Marina in the Sacramento – San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company. As of June 30, 2003, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	206	(1)	81.1%
Dry storage	120		90.8%
RV Park	128	(1)	83.6%

             (1)   non-transient spaces only

For the six months ended June 30, 2003, revenues for Tower Park decreased $18,000 to $1,225,000. The decrease was the net result of declines in, RV parking ($42,000), retail sales ($15,000), water and sewer ($4,000), and other ($13,000), offset by increases in lease income ($24,000), slip rentals ($20,000), fuel service ($12,000).

The Partnership’s net loss of $186,000 for the six months ended June 30, 2003 is $30,000 less than the loss incurred in the same period a year ago. The improvement reflects the increased activity at the property, which resulted in higher slip rental revenues and lease income. In addition, the Partnership successfully appealed its property tax assessment, which resulted in a $11,000 reduction for the six months ended June 30, 2003 compared to the same period of a year ago.

             Liquidity and capital resources

Included in the Partnership’s net loss of $186,000 is $137,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $49,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

The Partnership’s ability to continue to operate through 2003 and beyond is contingent on among other factors, the improvement in Tower Park Marina operations and continued advances (or deferral by) the General Partners. Management’s plans include the expenditure of approximately $100,000 in additional repairs and capital improvements during 2003, which management believes will continue to improve the operating results of the property.

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

PART I.  FINANCIAL INFORMATION

June 30, 2003
(Unaudited)

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk

The Registrant is exposed to changes in interest rates from its financing arrangement with its General Partners. The Registrant’s mortgage note payable bears interest at a fixed rate. See Note 5 to the Financial Statements for terms, valuations, and principal maturity of the mortgage note as of June 30, 2003. Based on the market rate of the mortgage note, its fair value at June 30, 2003 is deemed to be the carrying value, $1,938,000.

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

June 30, 2003
(Unaudited)

ITEMS 1 through 6 are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 11, 2003

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003	/s/ MICHAEL M. SACHS

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003	/s/ WILLIAM W. ANDERSON

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003	/s/ JEFFREY K. ELLIS

Jeffrey K. Ellis
Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the Registrant (principal financial officer and principal accounting officer)

CERTIFICATION

In connection with the Quarterly Report of Tower Park Marina Investors, LP (the “Company”) on Form 10Q for the fiscal quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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