Form 10-Q
period 2003-09-30
TOWER PARK MARINA INVESTORS LP
filed 2003-11-17
CIK 831491

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003

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

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash	$127,000	$65,000
Reserve fund	30,000	252,000
Accounts receivable	128,000	66,000
Tower Park Marina, net (Note 2)	2,562,000	2,650,000
Water and sewer facilities, net (Note 3)	254,000	90,000
Other assets, net (Note 4)	304,000	193,000

	$3,405,000	$3,316,000

LIABILITIES AND PARTNERS’ DEFICIT

Accounts payable and accrued expenses	$315,000	$196,000
Interest payable	—	15,000
Payable to affiliates	2,660,000	4,551,000
Deferred rentals	105,000	56,000
Notes payable (Note 5)	4,060,000	1,974,000
Commitments and contingencies (Note 7)	—	—

	7,140,000	6,792,000

Minority partners’ interest	171,000	175,000

Partners’ deficit:
Limited partners’ deficit, $50,000 per unit, 4,508 units authorized issued and outstanding	(3,005,000)	(2,753,000)
Less deferred contributions	(76,000)	(76,000)

	(3,081,000)	(2,829,000)
General partners’ deficit	(825,000)	(822,000)

Total partners’ deficit	(3,906,000)	(3,651,000)

	$3,405,000	$3,316,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three-month periods ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Revenues:
Slip rental	$202,000	$196,000
RV parking	300,000	297,000
Retail sales	181,000	185,000
Fuel service	127,000	110,000
Water and sewer	69,000	43,000
Lease	58,000	55,000
Other income	82,000	48,000

	1,019,000	934,000

Expenses:
Slip rental	29,000	39,000
RV parking	60,000	42,000
Retail sales	131,000	131,000
Fuel service	99,000	85,000
Water and sewer	56,000	68,000
Cost of operations	384,000	336,000
Interest expense	187,000	115,000
Depreciation and amortization	93,000	65,000
Management fees (Note 6)	45,000	42,000
Minority partners’ interest	4,000	(13,000)

	1,088,000	910,000

Net (loss) income	$(69,000)	$24,000

Allocation of net (loss) income:
Limited Partners’	$(68,000)	$24,000
General Partners’	(1,000)	—

	$(69,000)	$24,000

Limited Partners’ net (loss) income per unit:
Net (loss) income	$(15.08)	$5.32

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine-month periods ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Revenues:
Slip rental	$552,000	$526,000
RV parking	691,000	730,000
Retail sales	341,000	360,000
Fuel service	217,000	188,000
Water and sewer	159,000	137,000
Lease	171,000	144,000
Other income	113,000	92,000

	2,244,000	2,177,000

Expenses:
Slip rental	75,000	69,000
RV parking	153,000	119,000
Retail sales	272,000	280,000
Fuel service	183,000	153,000
Water and sewer	160,000	141,000
Cost of operations	929,000	992,000
Interest expense	397,000	325,000
Depreciation and amortization	230,000	194,000
Management fees (Note 6)	104,000	100,000
Minority partners’ interest	(4,000)	(4,000)

	2,499,000	2,369,000

Net loss	$(255,000)	$(192,000)

Allocation of net loss:
Limited Partners’	$(252,000)	$(190,000)
General Partners’	(3,000)	(2,000)

	$(255,000)	$(192,000)

Limited Partners’ net loss per unit:
Net loss	$(55.90)	$(42.15)

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine month periods ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net loss	$(255,000)	$(192,000)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	230,000	194,000
Minority partners’ interest	(4,000)	(4,000)
Increase in accounts receivable	(62,000)	(30,000)
Increase in inventory	(31,000)	(19,000)
Increase in other assets	(12,000)	(15,000)
Increase in accounts payable and accrued expenses	119,000	97,000
Decrease in interest payable	(15,000)	(1,000)
Increase in deferred rentals	49,000	5,000

Net cash flows provided by operating activities	19,000	35,000

Cash flows from investing activities:
Improvements to marina facilities	(91,000)	(121,000)
Improvements to water and sewer facilities	(171,000)	(5,000)
Decrease (increase) in reserve fund	222,000	(7,000)

Net cash flow used for investing activities	(40,000)	(133,000)

Cash flows from financing activities:
Repayments of notes payable	(1,914,000)	(37,000)
Refinancing proceeds	4,000,000	—
Increase in capitalized financing costs	(112,000)	—
Repayments to (advances from) affiliates, net	(1,891,000)	136,000

Net cash provided by financing activities	83,000	99,000

Net increase in cash	62,000	1,000

Cash at the beginning of period	65,000	49,000

Cash at the end of period	$127,000	$50,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

Basis for Presentation

In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

September 30, 2003

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

Reserve Fund

The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. At September 30, 2003 the reserve fund balance was $30,000. The reserve fund is composed of cash in bank, money market funds and certificates of deposit.

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

September 30, 2003

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

As of September 30, 2003 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina. The reserve represents an aggregate cost adjustment to individual assets and no restoration of this previously recognized reserve is permitted.

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

September 30, 2003

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Tower Park Marina

Tower Park Marina is stated at cost to the Partnership less net realizable value reserve. Provision for depreciation is calculated on a straight-line basis. Depreciable lives for the major asset categories are as follows:

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

September 30, 2003

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

September 30, 2003

(Unaudited)

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $7,000 and $22,000 for the nine months ended September 30, 2003 and the for the year ended December 31, 2002, respectively. At September 30, 2003 and December 31, 2002 Tower Park Marina is composed of the following:

	2003	2002
Land	$1,040,000	$1,040,000
Buildings	2,306,000	2,306,000
Improvements	2,245,000	2,245,000
Floating docks	3,156,000	3,156,000
Furniture, fixtures and equipment	1,386,000	1,386,000
Leasehold interest	941,000	941,000
Construction in progress	91,000	—

	11,165,000	11,074,000

Less accumulated depreciation and amortization	(6,410,000)	(6,231,000)

	4,755,000	4,843,000

Net realizable value reserve	(2,193,000)	(2,193,000)

	$2,562,000	$2,650,000

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

3.	Water and sewer facilities

Water and sewer facilities at September 30, 2003 and December 31, 2002 is composed of the following:

	2003	2002
Water and sewer equipment	$343,000	$172,000
Less accumulated depreciation	(89,000)	(82,000)

	$254,000	$90,000

4.	Other Assets

Other assets at September 30, 2003 and December 31, 2002 is composed of the following:

	2003	2002
Inventory	$133,000	$102,000
Capitalized financing costs	120,000	161,000
Other	52,000	40,000

	305,000	303,000
Accumulated amortization	(1,000)	(110,000)

	$304,000	$193,000

Capitalized financing costs of $161,000 were incurred during 1999 in connection with the refinancing of Tower Park Marina. These costs are amortized over the loan term, five years. Capitalized financing costs as of September 30, 2003 consist of $120,000 in costs incurred in obtaining the new financing on the marina. These costs are being amortized over the 10 year term of the new note. Unamortized financing costs totaling $24,000 related to the old loan were written off in September 2003 and are included in depreciation and amortization.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

5.	Notes Payable

Notes payable at September 30, 2003 and December 31, 2002 include the following:

	2003	2002
New note payable collateralized by a deed of trust on Tower Park Marina, maturing on September 1, 2013	$3,992,000	$—
Note payable secured by a deed of trust on Tower Park Marina, repaid on September 2, 2003	—	1,962,000
Other	68,000	12,000

	$4,060,000	$1,974,000

At September 30, 2003 future principal payments are as follows:

Year
2003	$27,000
2004	112,000
2005	120,000
2006	125,000
2007	131,000
2008	140,000
Thereafter	3,405,000

$4,060,000

A new note payable was obtained in August 2003 in the amount of $4,000,000. The loan initially accrues interest at 6.625%, and will be adjusted to 3.5% above the current index rate on September 1, 2008. Initially, the new note requires monthly principal and interest payments of $30,000. The payment will adjust according to the new interest rate on September 1, 2008. The loan is due on September 1, 2013. The existing note with its remaining principal balance of $1,930,000 was repaid on September 2, 2003. In connection with the refinancing of Tower Park, a prepayment fee of $81,000 was assessed and is included with interest expense.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

5.	Notes Payable (continued)

Interest paid (including the prepayment fee) on these notes for the nine months ended September 30, 2003 and 2002 was $244,000 and $142,000, respectively.

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the nine months ended September 30, 2003 and 2002 were $104,000 and $100,000, respectively.

In connection with funding the Partnership’s operating deficits, and with the acquisition of marina facilities, funds have been borrowed from Westrec. Total borrowings from Westrec at September 30, 2003 (including accrued interest) were $2,660,000. These borrowings accrue interest at the prime rate plus 1% (5.0% at September 30, 2003). Total interest paid or accrued to Westrec for the nine months ended September 30, 2003 and 2002 was $167,000 and $184,000, respectively.

7.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Currently, the Partnership is required to perform quarterly groundwater sampling and monitoring. Environmental consultants have been engaged to perform this sampling to determine the extent of the contamination. Presently, sufficient data has not been obtained to estimate the cost of remediation, consequently no loss accrual has been made in the financial statements. To date the Partnership has incurred $109,000 in monitoring fees. Included in cost of operations for the nine months ended September 30, 2003 and 2002 is $2,000 and $7,000 of monitoring fees.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

7.	Commitments and Contingencies (continued)

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations was $30,000 for each of the nine months ended September 30, 2003 and 2002.

Future minimum lease payments under this lease are as follows:

Year
2003	$10,000
2004	40,000
2005	40,000
2006	40,000
2007	40,000
Thereafter	644,000

$814,000

8.	Segment Reporting

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

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

8.	Segment Reporting (continued)

Segment Information (in 000’s)	For the nine month periods ended September 30,
	2003	2002
Revenues
Slip Rental	$552	$526
RV Parking	691	730
Retail Sales	341	360
Fuel Service	217	188
Other	443	373

Total Consolidated Revenues	2,244	2,177

Depreciation and Amortization
Slip Rental	47	42
RV Parking	13	13
Unallocated amount (2)	148	139

Total Consolidated Depreciation	208	194

Profit (Loss)
Slip Rental	430	415
RV Parking	525	598
Retail Sales	69	80
Fuel Service	34	35
Other (1)	(1,291)	(1,320)

Total Income	(233)	(192)

Assets	Sept 30, 2003	Dec 31, 2002
Slip Rental	212	259
RV Parking	222	235
Retail Sales	107	91
Fuel Service	24	24
Unallocated amount (2)	2,862	2,707

Total Consolidated Assets	3,427	3,316

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

9.	Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Partnership for loans from affiliates and bank loans with similar terms and maturities, the fair value of payable to affiliates and notes payable to the bank approximates the carrying amount.

10.	Going Concern

The Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term. These matters raise substantial doubt about the Partnership’s ability to recover the carrying value of its assets, (not withstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern. The Partnership’s ability to continue to operate through 2003 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management’s plans include the expenditure of approximately $150,000 (unaudited) in additional repairs and capital improvements during 2003 and 2004, which management believes will continue to improve the operations of the property. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2003

(Unaudited)

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The revenues and expenses of the Partnership for the nine months ended September 30, 2003 are generated from the operations of Tower Park Marina in the Sacramento – San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company. As of September 30, 2003, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	206	(1)	84.0%
Dry storage	126		84.1%
RV Park	128	(1)	85.9%

(1) non-transient spaces only

For the nine months ended September 30, 2003, revenues for Tower Park increased $67,000 to $2,244,000. The increase was the net result of increases in lease income ($27,000), slip rentals ($26,000), fuel service ($29,000), water and sewer ($22,000), and other ($21,000), offset by declines in RV parking ($39,000) and retail sales ($19,000).

The Partnership’s net loss of $233,000 for the nine months ended September 30, 2003 is $41,000 more than the loss incurred in the same period a year ago. The decline in net income is primarily the result of the $81,000 prepayment fee assessed in connection with the refinancing of Tower Park Marina. Excluding this item, the Partnership’s net loss was $40,000 better than the same period of a year ago. The improvement is due primarily to increased slip rental revenues and lease income.

Liquidity and capital resources

Included in the Partnership’s net loss of $255,000 is $230,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $25,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

The Partnership’s ability to continue to operate through 2003 and beyond is contingent on among other factors, the improvement in Tower Park Marina operations and continued advances (or deferral by) the General Partners. Management’s plans include the expenditure of approximately $150,000 in additional repairs and capital improvements during 2003 and 2004, which management believes will continue to improve the operating results of the property.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2003

(Unaudited)

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Registrant is exposed to changes in interest rates from its financing arrangement with its General Partners. The Registrant’s mortgage note payable bears interest at a fixed rate. See Note 5 to the Financial Statements for terms, valuations, and principal maturity of the mortgage note as of September 30, 2003. Based on the market rate of the mortgage note, its fair value at September 30, 2003 is deemed to be the carrying value, $3,992,000.

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

In addition, we reviewed our internal controls and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART II. OTHER INFORMATION

September 30, 2003

(Unaudited)

ITEMS 1 through 6 are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 13, 2003

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President