Form 10-K
period 2003-12-31
TOWER PARK MARINA INVESTORS LP
filed 2004-03-30
CIK 831491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

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

Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. N/A

DOCUMENTS INCORPORATED BY REFERENCE

See Index to Exhibits contained herein.

PART I

ITEM 1. Business.

Forward Looking Statements

This annual report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and assumptions and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global, economic, business, competitive, market and regulatory factors. The Registrant undertakes no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

As of December 31, 2003 and 2002, Registrant owned one property, known as Tower Park Marina. Reference is made to Item 2 for additional information about this property.

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

A portion of the Registrant’s Tower Park Marina is operated under a lease (the “CSLC Lease”) with the California State Lands Commission (“CSLC”). Registrant’s assignment or sublease of its rights under this agreement would require the consent of the CSLC. An uncured breach of any of the conditions of the CSLC Lease would constitute grounds for revocation of the lease. Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023.

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

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. Currently, the California Regional Water Quality Control Board (“CRWQCB”) had required groundwater sampling and monitoring on a quarterly basis. In March 2003, the CRWQCB determined that the site had been sufficiently remediated and that they would require no further monitoring. The monitoring wells have been abandoned and sealed and the Registrant received a final closure letter in December 2003. To date the Registrant has incurred $118,000 in monitoring costs. Included in cost of operations for the year ended December 31, 2003 is $11,000 of monitoring costs.

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

There are 27 persons who render service on behalf of Registrant on a full-time basis, and 7 persons who render services on a part-time basis. These persons include managers, assistant managers, relief managers, area managers, accounting, administrative and clerical personnel, construction, dock personnel and development and supervision personnel. The persons rendering services on a part-time basis may also render services on behalf of one or more of WMMI, Westrec Financial, other partnerships organized by Westrec Financial and other persons or entities owning properties managed by WMMI.

The term of Registrant’s Partnership Agreement is until the property has been sold and, in any event, not later than December 31, 2038.

ITEM 2. Property.

As of December 31, 2003, the Registrant owned Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. Tower Park Marina is situated on 44.5 acres, of which 14 acres are leased from the CSLC. Tower Park Marina improvements and operations currently consist of the following: (a) 206 covered slips contained in 17 covered sheds; (b) 141 open slips; (c) end ties for approximately 17 boats; (d) an RV facility containing approximately 390 existing spaces; (e) a gas dock facility; (f) three warehouse buildings utilized as a restaurant and bar, store, boat sales offices, and maintenance shop containing three covered dry boat storage areas with capacity for approximately 65 boats; and (g) additional dry storage areas with capacity for approximately 49 boats. The covered boat slips at Tower Park Marina are typically rented on a month to month basis. Most of the open boat slips and the lineal boat dockage at Tower Park Marina are rented on a monthly, weekly or daily basis. The RV facility consists of permanent (rented on an annual basis) RV camping and transient RV camping. As of March 1, 2004, the permanent wet slip facilities (consisting of 206 slips) were approximately 76.2% leased and the permanent RV spaces (consisting of 128 spaces) were approximately 85.2% leased.

The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 2003, rent expense for the CSLC Lease was $40,000.

ITEM 3. Legal Proceedings.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

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

As of December 31, 2003, WMMI has acquired 804 Units in the Registrant, representing 17.83% of the outstanding units at an average price of $231 per unit.

Exclusive of the General Partners’ interest in Registrant, as of December 31, 2003, there were approximately 870 Unit holders of record.

If applicable, Registrant makes quarterly distributions of all “Cash Flow from Operations” and of all “Cash from Sales or Refinancing”, subject to the provisions described below. Cash Flow from Operations, as defined in the Registrant’s Partnership Agreement, is the total cash receipts of the Registrant from the operations of the Registrant’s business, which includes, but is not limited to, cash receipts from the rental of the Registrant’s properties, and which excludes Cash from Sales or Refinancing, less: (i) all operating expenses other than non-cash expenses such as depreciation and amortization; (ii) all principal and interest payments on any loans or advances; (iii) any sums expended for capital improvements or replacements (excluding amounts paid from funds provided by capital contributions); and (iv) a cash reserve for working capital or other purposes, the amount of which shall be determined by the General Partners. Cash from Sales or Refinancing, as defined in the Partnership Agreement, is the net proceeds to Registrant from all sales, exchanges and refinancing of Registrant’s properties, less payment of indebtedness relating to such properties and adequate cash reserves from such net proceeds for other obligations of Registrant for which there is no provision; however, Cash from Sales or Refinancing does not include any proceeds reinvested in properties.

As a result of Registrant’s continued operating deficits, distributions have been suspended since June 30, 1991. See Items 6 and 7 for a more detailed discussion of the Registrant’s operating results.

ITEM 6. Selected Financial Data.

The data set forth below should be read in connection with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(In thousands of dollars, except per unit information)

For the Year	2003	2002	2001	2000	1999 (2)
Revenues	$2,760	$2,733	$2,752	$2,594	$2,468

(Loss) income from continuing operations	$(489)	$(369)	$(443)	$(426)	$7,951
Loss from discontinued operations	—	—	(20)	(2)	(17)

Net (loss) income	$(489)	$(369)	$(463)	$(428)	$7,934

Limited Partners’ share	(484)	(365)	(458)	(424)	7,855

General Partners’ share	(5)	(4)	(5)	(4)	79
Limited Partners’ per unit data (1)
(Loss) income from continuing operations	$(107.36)	$(80.97)	$(97.16)	$(93.62)	$1,746.23
Loss from discontinued operations	—	—	(4.44)	(.44)	(3.77)

Net income (loss)	$(107.36)	$(80.97)	$(101.60)	$(94.06)	$1,742.46

Cash Distributions	—	—	—	—	—

As of December 31,	2003	2002	2001	2000	1999 (2)
Total assets	$3,286	$3,316	$3,511	$3,549	$3,373

Mortgage notes payable	$3,968	$1,962	$2,023	$2,056	$2,100

(1)	Per unit data is based on the weighted average number of Units outstanding during each year, 4,508.
(2)	The year ended December 31, 1999 has been restated to reflect the consolidation of Little Potato Slough Mutual Water Company (LPSMWC) and the effect of discontinued operations. See Notes 1 and 8 to the Consolidated Financial Statements contained herein.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In August 1988 the Registrant commenced an offering of up to 12,000 Units of limited partnership interest to the public at a price of $5,000 per Unit. The offering was terminated on November 27, 1989 after the sale of 4,508 Units.

Tower Park Marina was purchased in February 1988 and as of December 31, 2003, $11,190,000 had been incurred in capital costs associated with its acquisition and subsequent improvement.

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

During 2003, there was a slight decline in transient RV parking revenues, due to a decline in the transient work force in the area. In addition, the infrastructure (sewer, electrical, etc.) at both the transient and permanent RV sites is nearing the end of its useful life. The Registrant is currently working with engineers and designers to develop an appropriate redevelopment plan. We believe the cost of implementing such a plan will be between $500,000 and $1,000,000.

2003 Compared to 2002

For the year ended December 31, 2003, the Registrant reported a net loss before discontinued operations of $489,000, a decline of $120,000 from 2002. The decline is the net result of declining margins related to RV parking and retail segments as well as a $66,000 increase in interest expense. The increase in interest is attributable to the refinancing of the mortgage note payable. Included in the net loss of $489,000 is $293,000 of depreciation and amortization. Excluding these non-cash items, the Registrant incurred a cash flow deficit of $196,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

For the year ended December 31, 2003, the net operating cash flow (Tower Park’s operating income before debt service, depreciation, amortization and partnership administrative costs) for Tower Park Marina was $356,000, compared to $467,000 in 2002. The decline was primarily the result of RV park revenues declining $71,000 to $837,000, due to a decrease in transient occupancies.

Tower Park Marina’s slip rental revenues (which includes both wet slip and dry storage revenues) remained stable, increasing $31,000 to $734,000 in 2003, which is attributable to both an increase in occupancies and a raise in rates.

Retail sales declined $36,000 to $382,000, due to lower volume.

Fuel service revenues improved $35,000 to $249,000 due to rising prices, however operating income from fuel sales only improved slightly, by $4,000 to $37,000 because of rising fuel costs.

Water and sewer revenues increased $35,000, which was primarily due to increased usage and demand. Operating margins from water and sewer also improved slightly.

Lease income increased $29,000 as a result of rate increases given to tenants in the third quarter of 2003, as well as an increase in percentage rents received from the restaurant tenant.

Cost of operations declined $71,000, which was primarily the result of declining audit, tax and legal expenses.

Interest expense increased $66,000, which was primarily the result of higher principal balance on the new mortgage note payable for a portion of the year, and payment of $81,000 in prepayment penalties related to the refinancing. These expenses were partially offset by a decline in interest paid to affiliates because of lower interest rates, and a declining principal balance on these payables

Depreciation and amortization increased $23,000 in 2003 due to the amortization of the remaining financing cost related to the former mortgage note payable.

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

Liquidity and Capital Resources

Since its inception in 1988 the Registrant has operated at a deficit. These deficits have been partially covered by advances from the General Partners ($2,903,000 through December 31, 2003) and cash reserves.

The CSLC Lease requires minimum quarterly payments of $10,000 and the note secured by Tower Park requires monthly payments of $30,000.

Tower Park’s 2003 net operating cash flow of $356,000 reflects $126,000 of management fees paid to an affiliate of the Corporate General Partner. As payments to the Corporate General Partner or its affiliates can be deferred, as necessary, the amount available for making the Registrant’s annual debt service payments of $361,000 was approximately $482,000. As expenditures for capital improvements are discretionary, the amount and timing of these expenditures can be adjusted based on the operating results and cash flow of the Registrant.

Registrant’s ability to continue to operate through 2004 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and either continued advances from the General Partners or the deferral of payments to the General Partners or their affiliates for management fees and interest. There can be no assurance that these conditions will be met or that the Registrant will be able to continue as a going concern.

Off-Balance Sheet Arrangements

Registrant has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Long term Debt Obligations	4,024,000	109,000	239,000	271,000	3,405,000
Capital Lease Obligations	9,000	3,000	6,000	—	—
Operating Lease Obligations	804,000	40,000	80,000	80,000	604,000
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	4,837,000	152,000	325,000	351,000	4,009,000

Effects of Inflation

Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its revenues or profitability.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The Registrant is exposed to changes in interest rates from its financing arrangement with its General Partners. The Registrant’s mortgage note payable bears interest at a fixed rate. See Note 5 to the Consolidated Financial Statements for terms, valuations, and principal maturity of the mortgage note as of December 31, 2003. Based on the market rate of the mortgage note, its fair value at December 31, 2003 is deemed to be the carrying value, $3,968,000.

ITEM	8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements required in response to this Item 8 are submitted as part of Item 15(a) of this annual report on Form 10-K.

ITEM	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Registrant’s Corporate General Partner has evaluated the effectiveness of Registrant’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this annual report on

Form 10-K (the “Evaluation Date”). Based on such evaluation, the Corporate General Partner concluded that, as of the Evaluation Date, the Registrant’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Registrant required to be included in the Registrant’s periodic filings under the Exchange Act. It should be noted that the design of any systems of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b)	Changes in Internal Control Over Financial Reporting. No changes in Registrant’s internal control over financial reporting have come to the attention of the Corporate General Partner during Registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Name	Age	Office and Date of Election	Business Experience During Past 5 Years

Michael M. Sachs	63	President and Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997)	Mr. Sachs is President, Secretary and Director of Westrec Financial and President of Westrec Properties (1990) and Vice-President, Secretary and Director of WMMI (1987). Mr. Sachs has been a director of New Century Financial Corporation, a residential mortgage brokerage, since its inception in 1995.

Jeffrey K. Ellis	43	Vice President (1990) and Chief Financial Officer (1996) of the Corporate General Partner and Vice President and Chief Financial Officer of Tower Park Operating Corporation (1997).	Mr. Ellis is Vice President (1990) and Chief Financial Officer (1996) for Westrec Financial, Inc., Westrec Properties, Inc. and Westrec Marina Management, Inc.

William W. Anderson	55	Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997).	Mr. Anderson is the President (1990) and Director (1995) of Westrec Marina Management, Inc. and is a Director of Westrec Financial, Inc. (1996) and Westrec Properties, Inc. (1996).

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

Audit Committee Financial Expert.

Registrant is not a listed issuer and does not have a board of directors, nor does it have any audit committee financial expert within the meaning of Reg. S-K, Item 401(h). This is due to the small size of Registrant and the nature of its business.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant’s General Partners, and the directors and executive officers of the Corporate General Partner, and persons who own more than ten percent of the Registrant’s Units, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Units.

To the Registrant’s knowledge, based solely on review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Registrant were complied with.

Code of Ethics.

Due to the small size of the Registrant and the nature of its business, the Registrant does not have a formal code of ethics within the meaning of Reg. S-K, Item 406.

ITEM 11. Executive Compensation.

Registrant has no directors or officers. See Item 13 for a description of certain transactions between Registrant and its General Partners and their affiliates.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners. Except as specified below, as of the date hereof, no person is known by Registrant to own beneficially more than 5% of the Units of limited partnership interest.

	Number of Limited Partnership Units Owned at March 1, 2004	Percent of Class
Name and Address of Beneficial Owner

Westrec Marina Management, Inc. 16633 Ventura Blvd., 6th Floor Encino, CA 91436	812	18.0%

(b) Security Ownership of Management. Registrant has no officers or directors. As of December 31, 2003, the General Partners have contributed an aggregate of $1,000 to the capital of Registrant. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of Registrant. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties.

Westrec Financial (which may be deemed a parent of Registrant) has two classes of stock outstanding, common stock and Convertible Participating Preferred Stock (the “Preferred Stock”) which votes together with the common stock, except for the election of directors. Michael M. Sachs, an officer and director of Westrec Financial and the Corporate General Partner owns 100% of the common stock of Westrec Financial. As of December 31, 2003 there was no Preferred Stock outstanding.

To date, WMMI has acquired 812 Units (804 Units at December 31, 2003) in the Registrant, representing 18.0% of the outstanding units. WMMI’s business address is 16633 Ventura Boulevard, 6th Floor, Encino, California, 91436.

(c) Changes in Control. Registrant knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of Registrant, except as described above and except for Articles 16, 17 and 21.1 of Registrant’s Partnership Agreement, a copy of which is included in Registrant’s prospectus included in SEC Registration Statement No. 33-21021. Those articles provide, in substance, that the limited partners shall have the right, by majority vote, to remove a general partner and that a general partner may designate a successor with the consent of the other general partner and a majority of the limited partners.

ITEM 13. Certain Relationships and Related Transactions.

The Registrant’s prospectus included in SEC Registration Statement No. 33-21021 discloses that the General Partners and their affiliates are entitled to the following compensation:

1. “Acquisition and Development Fees” to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for Registrant, in an amount equal to 6% of the purchase price or the cost of construction of the properties. “Cumulative Acquisition and Development Fees” paid to the General Partners and their affiliates through December 31, 2003 totaled $1,662,000, ($10,000 of which was paid in 2003).

2. A “Loan Brokerage Fee” to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2003 totaled $96,000 (none of which was paid in 2003).

3. The Corporate General Partner made advances to Registrant during 1998, 1999, 2000, 2001, 2002 and 2003 to cover operating deficits and capital expenditures. At December 31, 2003, these advances totaled $2,903,000 and accrue interest at prime plus 1% (5.00% at December 31, 2003). Interest paid or accrued to the Corporate General Partner for 2003 totaled $199,000.

4. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed to reduce their share of any future distributions to 1%. No such distributions were made during 2003 and none are expected in 2004.

Registrant and WMMI, a subsidiary of Westrec Financial, have entered into management agreements, a copy of the form of which is included as an exhibit to Registrant’s Registration Statement, SEC Registration Statement No. 33-21021. Under the terms of those agreements, WMMI is entitled to receive as compensation for its management services a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the “Gross Revenue” from operations of the properties and (ii) 6% of the “Net Sales Revenue” from operations of the properties. The term “Gross Revenue” means all receipts (net of security deposits returned to the tenants) of Registrant from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term “Net Sales Revenue” means all receipts of Registrant from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of Registrant). The management fee will cover, without additional expense to Registrant, the time WMMI’s executive officers expend on project management and WMMI’s overhead costs such as its expenses for rent, utilities and servicing of Registrant’s accounts payable. During 2003, $126,000 was paid or accrued by Registrant to WMMI pursuant to the management agreements.

ITEM 14. Principal Accountant Fees and Services

The following audit services were provided By Vasquez & Company LLP during fiscal 2003 and 2002:

	2003	2002
Audit fees	$28,000	$43,000
Audit-related fees (1)	—	—
Tax fees (2)	4,000	16,000
All other fees (3)	—	—

Total	$32,000	$59,000

(1)	Audit Related Fees

Audit-related fees were billed for the following service: Not Applicable.

(2)	Tax Fees

Tax fees were billed for the following services: Preparation of Registrant’s Federal and State tax returns and limited partner K-1’s.

(3)	All Other Fees

All other fees were billed for the following services: Not applicable.

Pre-Approval Policy

The Registrant’s external auditor cannot be engaged to provide any audit or non-audit services to the Registrant unless the engagement is pre-approved by management in compliance with the Sarbanes-Oxley Act of 2002.

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

None.

c.	Exhibits

See Index to Exhibits contained herein

d.	Separate Financial Statements Required by Regulation S-X

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER PARK MARINA INVESTORS, L.P.,
(formerly PS MARINA INVESTORS I),
a California Limited Partnership

Dated: March 19, 2004	By:	Westrec Investors, Inc.,
(formerly PS MARINA INVESTORS, INC.)
General Partner

By:	/S/ MICHAEL M. SACHS
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
Principal Executive Officer /s/ Michael M. Sachs Michael M. Sachs	President, Secretary and Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant	March 19, 2004

Principal Operating Officer /s/ William W. Anderson William W. Anderson	Director of Westrec Investors, Inc., the Corporate General Partner of the Registrant.	March 19, 2004

Principal Financial and Accounting Officer /s/ Jeffrey K. Ellis Jeffrey K. Ellis	Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the Registrant	March 19, 2004

TOWER PARK MARINA INVESTORS, L.P.,

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

Index to Financial Statements and Schedules

(Item 15 (a))

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

INDEX TO EXHIBITS

Page No. 1

Exhibit No.	Description
4.1	Amended and Restated Agreement of Limited Partnership (form included as Exhibit A to the Prospectus of Registrant dated August 4, 1988, contained in Amendment No. 2 to Registration Statement No. 33-21021, of Registrant filed July 29, 1988, and is incorporated herein by reference).

4.2	Amended form of execution copy of Subscription Agreement/Promissory Note (filed as pages A-1 through A-6 to Post-Effective Amendment No. 1 to Registration Statement No. 33-21021 of Registrant filed February 14, 1989, and is incorporated herein by reference).

10.1	Form of Property Management Agreement between Registrant and PS Marina Management, Inc. (filed as Exhibit 10.1 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.2	Purchase Agreement dated as of November 3, 1987, among Westrec Properties, Inc. and Tower Park, Inc., together with certain documents, leases and the CSLC Lease relating to the purchase of Tower Park Marina (filed as Exhibit 10.3 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.3	Purchase Agreement, dated as of November 6, 1987, among Westrec Properties, Inc. and Chandlers Landing, Ltd., together with certain documents, subleases and the Concession Agreement relating to the purchase of Chandlers Landing Marina (filed as Exhibit 10.4 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.4	Lease Agreement, dated as of July 6, 1988, between Registrant and Marine Ventures Limited relating to restaurant/bar, general store and pontoon boat rental operation at Tower Park Marina (filed as Exhibit 10.5 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.5	Purchase Agreement, dated as of November 27, 1989, among Westrec Properties, Inc. and Marina Developers, Inc., together with certain documents relating to the purchase of ThunderBoat Marina (filed as Exhibit 28A to the Registrant’s Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

10.6.1	Purchase Agreement dated as of June 8, 1988, among Westrec Properties, Inc. and CALMAC, Inc., together with certain documents relating to the purchase of Banyan Bay Marina (filed as Exhibit 28B to the Registrant’s Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

23.1	Consent of Vasquez & Company LLP, Independent Auditors

31.1	Certification of Michael M. Sachs pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William W. Anderson pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

INDEX TO EXHIBITS

Page No. 2

Exhibit No.	Description
31.3	Certification of Jeffrey K. Ellis pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT AUDITORS

The Partners

Tower Park Marina Investors, L.P.,

(formerly PS Marina Investors I),

a California Limited Partnership

and Subsidiary

We have audited the accompanying consolidated balance sheets of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary (the Partnership), as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the years ended December 31, 2003, 2002 and 2001. Our audits also included the financial statement schedule as of December 31, 2003 listed in the accompanying index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule as of December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth thereon.

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

February 26, 2004

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Cash	$131,000	$65,000
Reserve fund	37,000	252,000
Accounts receivable	96,000	66,000
Tower Park Marina, net (Note 2)	2,527,000	2,650,000
Water and sewer facilities, net (Note 3)	252,000	90,000
Other assets, net (Note 4)	243,000	193,000

	$3,286,000	$3,316,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$242,000	$196,000
Interest payable	—	15,000
Payable to affiliates (Note 6)	2,903,000	4,551,000
Deferred rentals	85,000	56,000
Notes payable (Note 5)	4,033,000	1,974,000

	7,263,000	6,792,000

Minority partners’ interest	163,000	175,000

Commitments and contingencies (Note 7)	—	—
Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(3,237,000)	(2,753,000)
Deferred contributions	(76,000)	(76,000)

	(3,313,000)	(2,829,000)
General partners’ deficit	(827,000)	(822,000)

Total partners’ deficit	(4,140,000)	(3,651,000)

	$3,286,000	$3,316,000

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenues:
Slip rental	$734,000	$703,000	$696,000
RV parking	837,000	908,000	899,000
Retail sales	382,000	418,000	423,000
Fuel service	249,000	214,000	243,000
Water and sewer	211,000	176,000	214,000
Lease	235,000	206,000	191,000
Other income	112,000	108,000	86,000

	2,760,000	2,733,000	2,752,000

Expenses:
Slip rental	95,000	91,000	58,000
RV parking	204,000	155,000	161,000
Retail sales	362,000	349,000	358,000
Fuel service	212,000	181,000	199,000
Water and sewer	227,000	194,000	209,000
Cost of operations	1,245,000	1,316,000	1,338,000
Interest expense	497,000	431,000	499,000
Depreciation and amortization	293,000	270,000	238,000
Minority partners’ interest	(12,000)	(12,000)	3,000
Management fees (Note 6)	126,000	127,000	132,000

	3,249,000	3,102,000	3,195,000

Loss before discontinued operations	(489,000)	(369,000)	(443,000)
Loss from discontinued operations	—	—	(20,000)

Net loss	$(489,000)	$(369,000)	$(463,000)

Allocation of net loss:
Limited Partners’	$(484,000)	$(365,000)	$(458,000)
General Partners’	(5,000)	(4,000)	(5,000)

	$(489,000)	$(369,000)	$(463,000)

Limited Partners’ net loss per unit:
Loss from continuing operations	$(107.36)	$(80.97)	$(97.16)
Loss from discontinued operations	—	—	(4.44)

Net loss	$(107.36)	$(80.97)	$(101.60)

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

For the years ended December 31, 2003, 2002 and 2001

	General Partners	Limited Partners	Total
Balances at December 31, 2000	$(813,000)	$(2,006,000)	$(2,819,000)
Net loss	(5,000)	(458,000)	(463,000)

Balances at December 31, 2001	(818,000)	(2,464,000)	(3,282,000)
Net loss	(4,000)	(365,000)	(369,000)

Balances at December 31, 2002	(822,000)	(2,829,000)	(3,651,000)
Net loss	(5,000)	(484,000)	(489,000)

Balances at December 31, 2003	$(827,000)	$(3,313,000)	$(4,140,000)

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(489,000)	$(369,000)	$(463,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	293,000	270,000	238,000
Minority partners’ interest	(12,000)	(12,000)	3,000
Decrease (increase) in accounts receivable	(30,000)	65,000	(19,000)
Decrease (increase) in other assets	(95,000)	43,000	89,000
Increase (decrease) in accounts payable and accrued expenses	46,000	1,000	(26,000)
Decrease in interest payable	(15,000)	(1,000)	—
Increase (decrease) in deferred rentals	29,000	(80,000)	25,000

Cash flow used for operating activities	(273,000)	(83,000)	(153,000)

Cash flows from investing activities:
Improvements to marina facilities	(116,000)	(163,000)	(271,000)
Improvements to water and sewer facilities	(171,000)	(5,000)	—
Decrease (increase) in reserve fund	215,000	1,000	(20,000)

Cash flow used for investing activities	(72,000)	(167,000)	(291,000)

Cash flows from financing activities:
Borrowings on (repayments of) notes payable, net	2,059,000	(49,000)	(33,000)
(Repayments to) advances from affiliates, net	(1,648,000)	315,000	456,000

Net cash provided by financing activities	411,000	266,000	423,000

Net increase (decrease) in cash	66,000	16,000	(21,000)

Cash at the beginning of year	65,000	49,000	70,000

Cash at the end of year	$131,000	$65,000	$49,000

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

December 31, 2003

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Reserve Fund

The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. At December 31, 2003 and 2002 the reserve fund balance was $37,000 and $252,000, respectively.

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

Net Realizable Value Reserve

As of December 31, 2003 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina. The reserve represents an aggregate cost adjustment to individual assets and no restoration of this previously recognized reserve is permitted.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

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

December 31, 2003

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

New Accounting Pronouncements

FASB issued on June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 did not affect the Partnership’s financial statements.

FASB issued on August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. This Statement requires the Partnership to test its marina facilities for recoverability because of current period operating or cash flow loss combined with a history of operating or cash flow losses. An impairment loss shall be recognized if the carrying amount is greater than the sum of undiscounted cash flows expected to result from the use and eventual disposition of its marina facilities. The Partnership reduced the carrying value of its marina facilities to its net realizable value in 1995 in accordance with SFAS 121. This Statement did not affect the Partnership’s financial statements.

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

FASB issued on June 2002, SFAS No 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement did not affect the Partnership’s financial statements.

FASB issued on May 2003, SFAS 150, Accounting for Certain Financial Instruments with characteristics of both liabilities and equity. This Statement did not affect the Partnership’s financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $10,000 and $13,000 for the year ended December 31, 2003 and 2002, respectively. At December 31, Tower Park Marina is composed of the following:

	2003	2002
Land	$1,040,000	$1,040,000
Buildings	2,335,000	2,306,000
Improvements	2,267,000	2,245,000
Floating docks	3,190,000	3,156,000
Furniture, fixtures and equipment	1,417,000	1,386,000
Leasehold interest	941,000	941,000

	11,190,000	11,074,000
Less accumulated depreciation and amortization	(6,470,000)	(6,231,000)

	4,720,000	4,843,000
Net realizable value reserve	(2,193,000)	(2,193,000)

	$2,527,000	$2,650,000

3.	Water and Sewer Facilities

Water and sewer facilities at December 31, is composed of the following:

	2003	2002
Water and sewer equipment	$343,000	$172,000
Less accumulated depreciation	(91,000)	(82,000)

	$252,000	$90,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

4.	Other Assets

Other assets at December 31, is composed of the following:

	2003	2002
Inventory	$78,000	$102,000
Capitalized financing costs	120,000	161,000
Other	48,000	40,000

	246,000	303,000
Accumulated amortization	(3,000)	(110,000)

	$243,000	$193,000

Capitalized financing costs of $161,000 were incurred during 1999 in connection with the refinancing of Tower Park Marina. These costs are amortized over the loan term, five years. Capitalized financing costs as of December 31, 2003 consist of $120,000 in costs incurred in obtaining the new financing of the marina. These costs are being amortized over the 10 year term of the new note. Unamortized financing costs totaling $24,000 related to the old loan were written off in September 2003 and are included in depreciation and amortization.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

5.	Notes Payable

Notes payable at December 31, include the following:

	2003	2002
Note payable dated August 21, 2003 collateralized by a deed of trust on Tower Park Marina	$3,968,000	$—
Former note payable collateralized by a deed of trust on Tower Park Marina	—	1,962,000
Other	65,000	12,000

	$4,033,000	$1,974,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

5.	Notes Payable (continued)

At December 31, 2003 future principal payments are as follows:

Year
2004	$112,000
2005	120,000
2006	125,000
2007	131,000
2008	140,000
Thereafter	3,405,000

$4,033,000

The note payable dated August 21, 2003 was for an initial amount of $4,000,000. This note bears interest at 6.625% per annum, with monthly principal and interest payments of $30,118, and matures on September 1, 2013. The holder of the note has the one time right, on September 1, 2008, to adjust the interest rate to the then “current index” rate plus 3.5%.

The former note payable was for an initial amount of $2,000,000, with an additional $500,000 available to make improvements to the property. The loan accrued interest at 9.34% and required monthly principal and interest payments of $20,000. The loan was repaid on August 21, 2003.

Interest paid on these notes for the year ended December 31, 2003, 2002, and 2001 was $313,000, $188,000, and $193,000, respectively.

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marinas’ monthly gross revenues (as defined). Management fees for the year ended December 31, 2003, 2002 and 2001 were $126,000, $127,000 and $132,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (5.00% at December 31, 2003). Total interest accrued to Westrec for the year ended December 31, 2003, 2002, and 2001 was $199,000, $243,000 and $306,000, respectively.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

6.	Related Party Transactions (continued)

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the year ended December 31, 2003.

7.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. The Partnership has been required to perform quarterly groundwater sampling and monitoring. In March 2003, it was determined that the site had been sufficiently remediated and that no further monitoring was required. The monitoring wells have been abandoned and sealed and the Partnership received a final closure letter in December 2003. To date the Partnership has incurred $118,000 in monitoring fees. Included in cost of operations for the year ended December 31, 2003 is $11,000 of monitoring fees.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $40,000 for each of the years ended December 31, 2003, 2002 and 2001.

Future minimum lease payments under this lease are as follows:

Year
2004	$40,000
2005	40,000
2006	40,000
2007	40,000
2008	40,000
Thereafter	604,000

$804,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

14

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

8. Segment Reporting (continued)

Segment Information (in 000’s)	2003	2002	2001
Revenues
Slip Rental	$734	$703	$696
RV Parking	837	908	899
Retail Sales	382	418	423
Fuel Service	249	214	243
Other	558	490	491

Total Consolidated Revenues	2,760	2,733	2,752

Depreciation
Slip Rental	66	60	52
RV Parking	18	18	18
Retail Sales	—	—	—
Fuel Service	—	—	—
Unallocated amount (2)	209	192	168

Total Consolidated Depreciation	293	270	238

Profit (Loss)
Slip Rental	573	552	586
RV Parking	615	735	720
Retail Sales	20	69	65
Fuel Service	37	33	44
Other (1)	(1,734)	(1,758)	(1,858)

Total Loss Before Discontinued Operations	$(489)	$(369)	$(443)

Assets
Slip Rental	$228	$259	$271
RV Parking	229	235	251
Retail Sales	107	91	59
Fuel Service	24	24	17
Unallocated amount (2)	2,698	2,707	2,913

Total Consolidated Assets	$3,286	$3,316	$3,511

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

9. Discontinued Operations

The Partnership discontinued the restaurant operations and boat service effective January 1, 2001. The Partnership still owns the assets of the restaurant operations and boat service. Concessionaires are now operating the restaurant and boat service under operating leases, including the assets of the restaurant operations and boat service.

2001
Restaurant
Revenue	$3,000
Expenses	7,000

Loss	$(4,000)

Boat Service
Revenue	$46,000
Expenses	62,000

Loss	$(16,000)

Discontinued Operations, total
Revenue	$49,000
Expenses	69,000

Loss	$(20,000)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

11. Going Concern

The Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term. These matters raise substantial doubt about the Partnership’s ability to recover the carrying value of its assets, (not withstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern. The Partnership’s ability to continue to operate through 2004 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management’s plans include the expenditure of approximately $400,000 (unaudited) in additional repairs and capital improvements during 2004, which management believes will continue to improve the operations of the property. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

TOWER PARK MARINA INVESTORS LP

a California Limited Partnership

SCHEDULE III - REAL ESTATE

AND ACCUMULATED DEPRECIATION

Date Acquired	Description	Encumbrances	Initial Cost		Cost Subsequent to	Gross Carrying Amount at December 31, 2003
			Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation
02/88	Tower Park	$3,968,000	$1,040,000	$6,213,000	$3,937,000	$1,040,000	$10,150,000	$11,190,000	$6,470,000
	Net Realizable Value Reserve							(2,193,000)	0

		$3,968,000	$1,040,000	$6,213,000	$3,937,000	$1,040,000	$10,150,000	$8,997,000	$6,470,000

TOWER PARK MARINA INVESTORS LP

a California Limited Partnership

SCHEDULE III - REAL ESTATE AND

ACCUMULATED DEPRECIATION ( continued )

REAL ESTATE RECONCILIATION

	Year Ended December 31,
	2003	2002	2001
Balance at beginning of the year	$8,881,000	$8,718,000	$8,450,000

Contruction in progress and improvements to facilities during the year	116,000	163,000	268,000
Acquisitions during the year
Deductions during the year

Balance at the end of the year	$8,997,000	$8,881,000	$8,718,000

ACCUMULATED DEPRECIATION RECONCILIATION

	Year Ended December 31,
	2003	2002	2001
Balance at beginning of the year	$6,231,000	$6,007,000	$5,808,000
Additions during the year:
Depreciation	239,000	224,000	199,000
Deductions during the year

Balance at the end of the year	$6,470,000	$6,231,000	$6,007,000

The aggregate cost for Federal income tax purposes is $ 11,190,000.