Form 10QSB
period 2004-03-31
TOWER PARK MARINA INVESTORS LP
filed 2004-06-22
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from:              to              .

Commission File Number: 0-17672

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 31, 2004, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-QSB

For quarter ended March 31, 2004

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED BALANCE SHEET

March 31, 2004
(Unaudited)
ASSETS
Cash	$157,000
Reserve fund	30,000
Accounts receivable	97,000
Tower Park Marina, net (Note 2)	2,469,000
Water and sewer facilities, net	247,000
Other assets, net	244,000

$3,244,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$230,000
Payable to affiliates	3,034,000
Deferred rentals	87,000
Notes payable (Note 3)	4,007,000

7,358,000

Minority partners’ interest	155,000

Commitments and contingencies (Note 5)	—

Partners’ deficit:
Limited partners’ deficit, $50,000 per unit, 4,508 units authorized issued and outstanding	(3,365,000)
Less deferred contributions	(76,000)

(3,441,000)
General partners’ deficit	(828,000)

Total partners’ deficit	(4,269,000)

$3,244,000

The accompanying notes are an integral part of these financial statements.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three month periods ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Revenues:
Slip rental	$182,000	$167,000
RV parking	144,000	160,000
Retail sales	36,000	46,000
Fuel service	28,000	28,000
Water and sewer	37,000	49,000
Lease	46,000	56,000
Other income	14,000	15,000

	487,000	521,000

Expenses:
Slip rental	20,000	21,000
RV parking	52,000	45,000
Retail sales	48,000	42,000
Fuel service	29,000	25,000
Water and sewer	48,000	48,000
Cost of operations	232,000	251,000
Interest expense	102,000	107,000
Depreciation and amortization	69,000	68,000
Management fees (Note 4)	24,000	26,000
Minority partners’ interest	(8,000)	—

	616,000	633,000

Net loss	$(129,000)	$(112,000)

Allocation of net loss:
Limited Partners’	$(128,000)	$(111,000)
General Partners’	(1,000)	(1,000)

	$(129,000)	$(112,000)

Limited Partners’ net loss per unit:
Net loss	$(28.39)	$(24.62)

The accompanying notes are an integral part of these financial statements..

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three month periods ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(129,000)	$(112,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	69,000	68,000
Minority partners’ interest	(8,000)	—
(Increase) decrease in accounts receivable	(1,000)	13,000
Increase in other assets	(4,000)	(19,000)
(Decrease) increase in accounts payable and accrued expenses	(12,000)	47,000
Decrease in interest payable	—	(1,000)
Increase (decrease) in deferred rentals	2,000	(6,000)

Cash flows used for operating activities	(83,000)	(10,000)

Cash flows from investing activities:
Improvements to marina facilities	(3,000)	(45,000)
Improvements to water and sewer facilities	—	—
Decrease (increase) in reserve fund	7,000	(7,000)

Cash flow provided by (used for) investing activities	4,000	(52,000)

Cash flows from financing activities:
Repayments of notes payable	(26,000)	(13,000)
Advances from affiliates, net	131,000	79,000

Net cash provided by financing activities	105,000	66,000

Net increase in cash	26,000	4,000
Cash at the beginning of period	131,000	65,000

Cash at the end of period	$157,000	$69,000

The accompanying notes are an integral part of these financial statements.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis for Presentation

The accompanying unaudited consolidated financial statements of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company (“LPSMWC”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes on Form 10-K for the year ended December 31, 2003.

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

March 31, 2004

(Unaudited)

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays a development fee of 6% of the cost of improvements made to the marina facility. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $1,000 and $10,000 for the three months ended March 31, 2004 and for the year ended December 31, 2003, respectively. At March 31, 2004 and December 31, 2003 Tower Park Marina is composed of the following:

	2004	2003
Land	$1,040,000	$1,040,000
Buildings	2,335,000	2,335,000
Improvements	2,267,000	2,267,000
Floating docks	3,190,000	3,190,000
Furniture, fixtures and equipment	1,417,000	1,417,000
Leasehold interest	941,000	941,000
Construction in progress	3,000	—

	11,193,000	11,190,000

Less accumulated depreciation and amortization	(6,531,000)	(6,470,000)

	4,662,000	4,720,000

Net realizable value reserve	(2,193,000)	(2,193,000)

	$2,469,000	$2,527,000

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

3.	Notes Payable

Notes payable at March 31, 2004 and December 31, 2003 include the following:

	2004	2003
Note payable dated August 21, 2003 collateralized by a deed of trust on Tower Park Marina	$3,943,000	$3,968,000
Other	64,000	65,000

	$4,007,000	$4,033,000

At March 31, 2004 future principal payments are as follows:

Year
2004	$86,000
2005	120,000
2006	125,000
2007	131,000
2008	140,000
Thereafter	3,405,000

$4,007,000

The note payable dated August 21, 2003 was for an initial amount of $4,000,000. This note bears interest at 6.625% per annum, with monthly principal and interest payments of $30,118, and matures on September 1, 2013. The holder of the note has the one time right, on September 1, 2008, to adjust the interest rate to the then “current index” rate plus 3.5%.

Interest paid on these notes for the three months ended March 31, 2004 and 2003 was $66,000 and $47,000, respectively.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the three months ended March 31, 2004 and 2003 were $24,000 and $26,000, respectively.

In connection with funding the Partnership’s operating deficits, and with the acquisition of marina facilities, funds have been borrowed from Westrec. Total borrowings from Westrec at March 31, 2004 (including accrued interest) were $3,034,000. These borrowings accrue interest at the prime rate plus 1% (5.0% at March 31, 2004). Total interest paid or accrued to Westrec for the three months ended March 31, 2004 and 2003 was $34,000 and $61,000, respectively.

5.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. The Partnership has been required to perform quarterly groundwater sampling and monitoring. In March 2003, it was determined that the site had been sufficiently remediated and that no further monitoring would be required. The monitoring wells have been abandoned and sealed and the Partnership received a final closure letter in December 2003. Through December 31, 2003 the Partnership incurred $118,000 in monitoring fees. Included in cost of operations for the three months ended March 31, 2003 was $2,000 of monitoring fees.

Future minimum lease payments under this lease are as follows:

Year
2004	$30,000
2005	40,000
2006	40,000
2007	40,000
2008	40,000
Thereafter	604,000

$794,000

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

6.	Segment Reporting

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

Segment Information (in 000’s)	For the three month periods ended March 31,
	2004	2003
Revenues
Slip Rental	182	167
RV Parking	144	160
Retail Sales	36	46
Fuel Service	28	28
Other	97	120

Total Consolidated Revenues	487	521

Depreciation and Amortization
Slip Rental	17	16
RV Parking	5	4
Unallocated amount (2)	47	48

Total Consolidated Depreciation	69	68

Profit (Loss)
Slip Rental	145	130
RV Parking	87	111
Retail Sales	(12)	4
Fuel Service	(1)	3
Other (1)	(348)	(360)

Total Income	(129)	(112)

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

6.	Segment Reporting (continued)

Segment Information (in 000’s)

	Mar 31, 2004	Dec 31, 2003
Assets
Slip Rental	211	228
RV Parking	225	229
Retail Sales	107	107
Fuel Service	24	24
Unallocated amount (2)	2,677	2,698

Total Consolidated Assets	3,244	3,286

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

7.	Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Partnership for loans from affiliates and bank loans with similar terms and maturities, the fair value of payable to affiliates and notes payable to the bank approximates the carrying amount.

8.	Going Concern

The Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term. These matters raise substantial doubt about the Partnership’s ability to recover the carrying value of its assets, (not withstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern. The Partnership’s ability to continue to operate through 2004 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management’s plans include the expenditure of approximately $125,000 (unaudited) in additional repairs and capital improvements during 2004, which management believes will continue to improve the operations of the property. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2004

(Unaudited)

ITEM 2    Management’s Discussion and Analysis

The revenues and expenses of the Partnership for the three months ended March 31, 2004 are generated from the operations of Tower Park Marina in the Sacramento – San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company. As of March 31, 2004, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	206	(1)	78.6%
Dry storage	114		89.5%
RV Park	128	(1)	84.4%

(1)	non-transient spaces only

For the three months ended March 31, 2004, revenues for Tower Park declined $34,000 to $487,000. The decrease was the net result of declines in RV parking ($16,000), lease income ($10,000) retail sales ($10,000), water & sewer ($12,000) and other ($1,000), offset by an increase in slip rentals of $15,000.

The Partnership’s net loss of $129,000 for the three months ended March 31, 2004 is $17,000 more than the loss incurred in the same period a year ago. The increase in loss reflects a decline in activity at the property from the previous year, when occupancies, primarily in RV parking, were elevated by transient workers who resided at the property during road construction for most of 2003.

Liquidity and capital resources

Included in the Partnership’s net loss of $129,000 is $69,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $60,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

The Partnership’s ability to continue to operate through 2004 and beyond is contingent on among other factors, the improvement in Tower Park Marina operations and continued advances (or deferral by) the General Partners and/or its affiliates. Management’s plans include the expenditure of approximately $125,000 in additional repairs and capital improvements during 2004, which management believes will continue to improve the operations of the property. In addition, the feasibility of building a larger dry storage building is being determined.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2004

(Unaudited)

ITEM 3.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required related to the Partnership required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b) Changes in Internal Control

Subsequent to the date of such evaluation as described in subparagraph (a) above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEMS 1 through 5 are inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.1	Certification of Michael M. Sachs pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William W. Anderson pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Jeffrey K. Ellis pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

There were no reports on Form 8-K filed with the Commission for the quarter ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 15, 2004

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President