Form 10QSB
period 2004-06-30
TOWER PARK MARINA INVESTORS LP
filed 2004-08-30
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of June 30, 2004, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-QSB

For quarter ended June 30, 2004

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED BALANCE SHEET

June 30, 2004
(Unaudited)
ASSETS
Cash	$179,000
Reserve fund	30,000
Accounts receivable	111,000
Tower Park Marina, net (Note 2)	2,460,000
Water and sewer facilities, net	246,000
Other assets, net	242,000

$3,268,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$311,000
Payable to affiliates	3,075,000
Deferred rentals	96,000
Notes payable (Note 3)	4,003,000

7,485,000

Minority partners’ interest	149,000

Commitments and contingencies (Note 5)	—

Partners’ deficit:
Limited partners’ deficit, $50,000 per unit, 4,508 units authorized issued and outstanding	(3,461,000)
Less deferred contributions	(76,000)

(3,537,000)
General partners’ deficit	(829,000)

Total partners’ deficit	(4,366,000)

$3,268,000

The accompanying notes are an integral part of these financial statements.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three month periods ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Revenues:
Slip rental	$196,000	$183,000
RV parking	241,000	231,000
Retail sales	99,000	114,000
Fuel service	73,000	62,000
Water and sewer	38,000	41,000
Lease	52,000	57,000
Minority partners’ interest	6,000	8,000
Other income	15,000	16,000

	720,000	712,000

Expenses:
Slip rental	26,000	25,000
RV parking	56,000	48,000
Retail sales	100,000	99,000
Fuel service	62,000	59,000
Water and sewer	48,000	56,000
Cost of operations	330,000	294,000
Interest expense	99,000	103,000
Depreciation and amortization	65,000	69,000
Management fees (Note 6)	31,000	33,000

	817,000	786,000

Net loss	$(97,000)	$(74,000)

Allocation of net loss:
Limited Partners’	$(96,000)	$(73,000)
General Partners’	(1,000)	(1,000)

	$(97,000)	$(74,000)

Limited Partners’ net loss per unit:
Net loss	$(21.30)	$(16.19)

The accompanying notes are an integral part of these financial statements.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six month periods ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Revenues:
Slip rental	$378,000	$350,000
RV parking	385,000	391,000
Retail sales	135,000	160,000
Fuel service	101,000	90,000
Water and sewer	75,000	90,000
Lease	98,000	113,000
Minority partners’ interest	14,000	8,000
Other income	29,000	31,000

	1,215,000	1,233,000

Expenses:
Slip rental	46,000	46,000
RV parking	108,000	93,000
Retail sales	148,000	141,000
Fuel service	91,000	84,000
Water and sewer	96,000	104,000
Cost of operations	562,000	545,000
Interest expense	201,000	210,000
Depreciation and amortization	134,000	137,000
Management fees (Note 4)	55,000	59,000

	1,441,000	1,419,000

Net loss	$(226,000)	$(186,000)

Allocation of net loss:
Limited Partners’	$(224,000)	$(184,000)
General Partners’	(2,000)	(2,000)

	$(226,000)	$(186,000)

Limited Partners’ net loss per unit:
Net loss	$(49.69)	$(40.82)

The accompanying notes are an integral part of these financial statements.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six month periods ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(226,000)	$(186,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	134,000	137,000
Minority partners’ interest	(14,000)	(8,000)
Increase in accounts receivable	(15,000)	(8,000)
Increase in other assets	(2,000)	(62,000)
Increase (decrease) in accounts payable and accrued expenses	69,000	(66,000)
Decrease in interest payable	—	(1,000)
Increase in deferred rentals	11,000	1,000

Cash flows used for operating activities	(43,000)	(193,000)

Cash flows from investing activities:
Improvements to marina facilities	(58,000)	(74,000)
Improvements to water and sewer facilities	—	—
Decrease in reserve fund	7,000	140,000

Cash flow provided by (used for) investing activities	(51,000)	66,000

Cash flows from financing activities:
Repayments of notes payable	(30,000)	(26,000)
Advances from affiliates, net	172,000	158,000

Net cash provided by financing activities	142,000	132,000

Net increase in cash	48,000	5,000
Cash at the beginning of period	131,000	65,000

Cash at the end of period	$179,000	$70,000

The accompanying notes are an integral part of these financial statements.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

June 30, 2004

(Unaudited)

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays a development fee of 6% of the cost of improvements made to the marina facility. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $3,000 and $10,000 for the six months ended June 30, 2004 and for the year ended December 31, 2003, respectively. At June 30, 2004 and December 31, 2003 Tower Park Marina is composed of the following:

	2004	2003
Land	$1,040,000	$1,040,000
Buildings	2,335,000	2,335,000
Improvements	2,267,000	2,267,000
Floating docks	3,190,000	3,190,000
Furniture, fixtures and equipment	1,417,000	1,417,000
Leasehold interest	941,000	941,000
Construction in progress	58,000	—

	11,248,000	11,190,000

Less accumulated depreciation and amortization	(6,595,000)	(6,470,000)

	4,653,000	4,720,000

Net realizable value reserve	(2,193,000)	(2,193,000)

	$2,460,000	$2,527,000

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

3.	Notes Payable

Notes payable at June 30, 2004 and December 31, 2003 include the following:

	2004	2003
Note payable dated August 21, 2003 collateralized by a deed of trust on Tower Park Marina	$3,918,000	$3,968,000
Other	85,000	65,000

	$4,003,000	$4,033,000

At June 30, 2004 future principal payments are as follows:

Year
2004	$58,000
2005	124,000
2006	130,000
2007	136,000
2008	144,000
Thereafter	3,411,000

$4,003,000

The note payable dated August 21, 2003 was for an initial amount of $4,000,000. This note bears interest at 6.625% per annum, with monthly principal and interest payments of $30,118, and matures on September 1, 2013. The holder of the note has the one time right, on September 1, 2008, to adjust the interest rate to the then “current index” rate plus 3.5%.

Interest paid on these notes and the previous note payable for the six months ended June 30, 2004 and 2003 was $133,000 and $92,000, respectively.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the six months ended June 30, 2004 and 2003 were $55,000 and $59,000, respectively.

In connection with funding the Partnership’s operating deficits, and with the acquisition of marina facilities, funds have been borrowed from Westrec. Total borrowings from Westrec at June 30, 2004 (including accrued interest) were $3,075,000. These borrowings accrue interest at the prime rate plus 1% (5.0% at June 30, 2004). Total interest paid or accrued to Westrec for the six months ended June 30, 2004 and 2003 was $68,000 and $118,000, respectively.

5.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. The Partnership has been required to perform quarterly groundwater sampling and monitoring. In March 2003, it was determined that the site had been sufficiently remediated and that no further monitoring would be required. The monitoring wells have been abandoned and sealed and the Partnership received a final closure letter in December 2003. Through December 31, 2003 the Partnership incurred $118,000 in monitoring fees. Included in cost of operations for the six months ended June 30, 2003 was $2,000 of monitoring fees.

Future minimum lease payments under this lease are as follows:

Year
2004	$20,000
2005	40,000
2006	40,000
2007	40,000
2008	40,000
Thereafter	604,000

$784,000

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

Segment Information (in 000’s)	For the six month periods ended June 30,
	2004	2003
Revenues
Slip Rental	378	350
RV Parking	385	391
Retail Sales	135	160
Fuel Service	101	90
Other	202	234

Total Consolidated Revenues	1,201	1,225

Depreciation and Amortization
Slip Rental	34	32
RV Parking	9	9
Unallocated amount (2)	91	96

Total Consolidated Depreciation	134	137

Profit (Loss)
Slip Rental	298	272
RV Parking	268	289
Retail Sales	(13)	19
Fuel Service	10	6
Other (1)	(789)	(772)

Total Income	(226)	(186)

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

6.	Segment Reporting (continued)

Segment Information (in 000’s)

	Jun 30, 2004	Dec 31, 2003
Assets
Slip Rental	194	228
RV Parking	220	229
Retail Sales	59	107
Fuel Service	31	24
Unallocated amount (2)	2,764	2,698

Total Consolidated Assets	3,268	3,286

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

7.	Fair Value of Financial Instruments

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

June 30, 2004

(Unaudited)

ITEM	2 Management’s Discussion and Analysis

The revenues and expenses of the Partnership for the six months ended June 30, 2004 are generated from the operations of Tower Park Marina in the Sacramento – San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company. As of June 30, 2004, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	206	(1)	84.5%
Dry storage	149		85.9%
RV Park	128	(1)	85.9%

(1)	non-transient spaces only

For the six months ended June 30, 2004, revenues for Tower Park declined $24,000 to $1,201,000. The decrease was the net result of declines in RV parking ($6,000), lease income ($15,000) retail sales ($25,000), water & sewer ($15,000) and other ($2,000), offset by increases in slip rentals of $28,000, and fuel service of $11,000.

The Partnership’s net loss of $226,000 for the six months ended June 30, 2004 is $40,000 more than the loss incurred in the same period a year ago. The increase in loss reflects a decline in activity at the property from the previous year, when occupancies, primarily in RV parking, were elevated by transient workers who resided at the property during road construction for most of 2003. In addition, lease income declined due to a decrease in percentage rent payments from the restaurant tenant, and a reduction in square footage leased to another tenant.

Liquidity and capital resources

Included in the Partnership’s net loss of $226,000 is $134,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $92,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

The Partnership’s ability to continue to operate through 2004 and beyond is contingent on among other factors, the improvement in Tower Park Marina operations and continued advances (or deferral by) the General Partners and/or its affiliates. Management’s plans include the expenditure of approximately $125,000 in additional repairs and capital improvements during 2004, which management believes will continue to improve the operations of the property. In addition, the feasibility of building a new dry storage building is being determined.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

June 30, 2004

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

b. Reports on Form 8-K

There were no reports on Form 8-K filed with the Commission for the quarter ended June 30, 2004

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 13, 2004

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President