Form 10QSB
period 2004-09-30
TOWER PARK MARINA INVESTORS LP
filed 2004-11-30
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of September 30, 2004, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-QSB

For quarter ended September 30, 2004

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED BALANCE SHEET

September 30, 2004
(Unaudited)
ASSETS

Cash	$192,000
Reserve fund	10,000
Accounts receivable	124,000
Tower Park Marina, net (Note 2)	2,420,000
Water and sewer facilities, net	375,000
Other assets, net	221,000

$3,342,000

LIABILITIES AND PARTNERS’ DEFICIT

Accounts payable and accrued expenses	$338,000
Payable to affiliates	3,198,000
Deferred rentals	83,000
Notes payable (Note 3)	3,970,000

7,589,000

Minority partners’ interest	154,000

Commitments and contingencies (Note 5)	—

Partners’ deficit:
Limited partners’ deficit, $50,000 per unit, 4,508 units authorized issued and outstanding	(3,495,000)
Less deferred contributions	(76,000)

(3,571,000)
General partners’ deficit	(830,000)

Total partners’ deficit	(4,401,000)

$3,342,000

The accompanying notes are an integral part of these financial statements.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three month periods ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Revenues:
Slip rental	$225,000	$202,000
RV parking	220,000	300,000
Retail sales	138,000	181,000
Fuel service	136,000	127,000
Water and sewer	81,000	69,000
Lease	56,000	58,000
Minority partners’ interest	—	—
Other income	41,000	82,000

	897,000	1,019,000

Expenses:
Slip rental	26,000	29,000
RV parking	54,000	60,000
Retail sales	121,000	131,000
Fuel service	108,000	99,000
Water and sewer	69,000	56,000
Cost of operations	341,000	384,000
Interest expense	105,000	187,000
Minority partners’ interest	5,000	4,000
Depreciation and amortization	65,000	93,000
Management fees (Note 4)	38,000	45,000

	932,000	1,088,000

Net loss	$(35,000)	$(69,000)

Allocation of net loss:
Limited Partners’	$(35,000)	$(68,000)
General Partners’	—	(1,000)

	$(35,000)	$(69,000)

Limited Partners’ net loss per unit:	$(7.76)	$(15.08)

The accompanying notes are an integral part of these financial statements.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine month periods ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Revenues:
Slip rental	$603,000	$552,000
RV parking	605,000	691,000
Retail sales	273,000	341,000
Fuel service	237,000	217,000
Water and sewer	156,000	159,000
Lease	154,000	171,000
Minority partners’ interest	9,000	4,000
Other income	70,000	113,000

	2,107,000	2,248,000

Expenses:
Slip rental	72,000	75,000
RV parking	162,000	153,000
Retail sales	269,000	272,000
Fuel service	199,000	183,000
Water and sewer	165,000	160,000
Cost of operations	903,000	929,000
Interest expense	306,000	397,000
Depreciation and amortization	199,000	230,000
Management fees (Note 4)	93,000	104,000

	2,368,000	2,503,000

Net loss	$(261,000)	$(255,000)

Allocation of net loss:
Limited Partners’	$(258,000)	$(252,000)
General Partners’	(3,000)	(3,000)

	$(261,000)	$(255,000)

Limited Partners’ net loss per unit:	$(57.23)	$(55.90)

The accompanying notes are an integral part of these financial statements..

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine month periods ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(261,000)	$(255,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	199,000	230,000
Minority partners’ interest	(9,000)	(4,000)
Increase in accounts receivable	(28,000)	(62,000)
Decrease (increase) in other assets	13,000	(43,000)
Increase in accounts payable and accrued expenses	96,000	119,000
Decrease in interest payable	—	(15,000)
(Decrease) increase in deferred rentals	(2,000)	49,000

Cash flows provided by operating activities	8,000	19,000

Cash flows from investing activities:
Improvements to marina facilities	(76,000)	(91,000)
Improvements to water and sewer facilities	(130,000)	(171,000)
Decrease in reserve fund	27,000	222,000

Cash flow used for investing activities	(179,000)	(40,000)

Cash flows from financing activities:
Repayments of notes payable	(63,000)	(1,914,000)
Refinancing proceeds	—	4,000,000
Increase in capitalized financing costs	—	(112,000)
Advances from (repayments to) affiliates, net	295,000	(1,891,000)

Net cash provided by financing activities	232,000	83,000

Net increase in cash	61,000	62,000

Cash at the beginning of period	131,000	65,000

Cash at the end of period	$192,000	$127,000

The accompanying notes are an integral part of these financial statements..

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

September 30, 2004

(Unaudited)

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays a development fee of 6% of the cost of improvements made to the marina facility. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $5,000 and $10,000 for the nine months ended September 30, 2004 and for the year ended December 31, 2003, respectively. At September 30, 2004 and December 31, 2003 Tower Park Marina is composed of the following:

	2004	2003
Land	$1,040,000	$1,040,000
Buildings	2,335,000	2,335,000
Improvements	2,267,000	2,267,000
Floating docks	3,190,000	3,190,000
Furniture, fixtures and equipment	1,417,000	1,417,000
Leasehold interest	941,000	941,000
Construction in progress	76,000	—

	11,266,000	11,190,000

Less accumulated depreciation and amortization	(6,653,000)	(6,470,000)

	4,613,000	4,720,000
Net realizable value reserve	(2,193,000)	(2,193,000)

	$2,420,000	$2,527,000

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

3.	Notes Payable

Notes payable at September 30, 2004 and December 31, 2003 include the following:

	2004	2003
Note payable dated August 21, 2003 collateralized by a deed of trust on Tower Park Marina	$3,919,000	$3,968,000
Other	51,000	65,000

	$3,970,000	$4,033,000

At September 30, 2004 future principal payments are as follows:

Year
2004	$29,000
2005	124,000
2006	130,000
2007	136,000
2008	144,000
Thereafter	3,407,000

$3,970,000

The note payable dated August 21, 2003 was for an initial amount of $4,000,000. This note bears interest at 6.625% per annum, with monthly principal and interest payments of $30,118, and matures on September 1, 2013. The holder of the note has the one time right, on September 1, 2008, to adjust the interest rate to the then “current index” rate plus 3.5%.

Interest paid on these notes and the previous note payable for the nine months ended September 30, 2004 and 2003 was $200,000 and $310,000, respectively. The interest paid amount for the period ended September 30, 2003 includes $81,000 in prepayment penalties assessed by the prior lender.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the nine months ended September 30, 2004 and 2003 were $93,000 and $104,000, respectively.

In connection with funding the Partnership’s operating deficits, and with the acquisition of marina facilities, funds have been borrowed from Westrec. Total borrowings from Westrec at September 30, 2004 (including accrued interest) were $3,198,000. These borrowings accrue interest at the prime rate plus 1% (4.75% at September 30, 2004). Total interest paid or accrued to Westrec for the nine months ended September 30, 2004 and 2003 was $106,000 and $167,000, respectively.

5.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. The Partnership has been required to perform quarterly groundwater sampling and monitoring. In March 2003, it was determined that the site had been sufficiently remediated and that no further monitoring would be required. The monitoring wells have been abandoned and sealed and the Partnership received a final closure letter in December 2003. Through December 31, 2003 the Partnership incurred $118,000 in monitoring fees. No costs were incurred in 2004 and included in cost of operations for the nine months ended September 30, 2003 was $2,000 of monitoring fees.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). Effective January 1, 1999, the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $30,000 for each of the nine month periods ended September 30, 2004 and 2003.

Future minimum lease payments under this lease are as follows:

Year
2004	$10,000
2005	40,000
2006	40,000
2007	40,000
2008	40,000
Thereafter	604,000

$774,000

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

Segment Information (in 000’s)	For the nine month periods ended September 30,
	2004	2003
Revenues
Slip Rental	603	552
RV Parking	605	691
Retail Sales	273	341
Fuel Service	237	217
Other	389	447

Total Consolidated Revenues	2,107	2,248

Depreciation and Amortization
Slip Rental	51	47
RV Parking	14	13
Unallocated amount (2)	134	170

Total Consolidated Depreciation	199	230

Profit (Loss)
Slip Rental	480	430
RV Parking	429	525
Retail Sales	4	69
Fuel Service	38	34
Other (1)	(1,212)	(1,313)

Total Income	(261)	(255)

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

6.	Segment Reporting (continued)

Segment Information (in 000’s)

Assets	Sept 30, 2004	Dec 31, 2003
Slip Rental	177	228
RV Parking	216	229
Retail Sales	43	107
Fuel Service	20	24
Unallocated amount (2)	2,886	2,698

Total Consolidated Assets	3,342	3,286

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

7.	Fair Value of Financial Instruments

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

September 30, 2004

(Unaudited)

ITEM 2 Management’s Discussion and Analysis

The revenues and expenses of the Partnership for the nine months ended September 30, 2004 are generated from the operations of Tower Park Marina in the Sacramento – San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company. As of September 30, 2004, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	224	(1)	88.4%
Dry storage	149		91.9%
RV Park	128	(1)	87.5%

(1)	non-transient spaces only

For the nine months ended September 30, 2004, revenues for Tower Park declined $141,000 to $2,107,000. The decrease was the net result of declines in RV parking ($86,000) retail sales ($68,000) and other ($63,000), offset by increases in slip rentals of $51,000, and fuel service of $20,000.

For the three months ended September 30, 2004, the Partnership’s net loss of $35,000 was $34,000 better than the $69,000 net loss incurred for the same period last year. However, last year’s net loss included an $81,000 prepayment penalty assessed by the prior lender and $24,000 related to the write-off of unamortized loan costs. Adjusting for these two items, the Partnership’s performance was $71,000 worse than that of the prior year. This decline was primarily the result of an $80,000 decline in RV parking revenues, as a result of transient workers occupying a large portion of the RV park in 2003.

The Partnership’s net loss of $261,000 for the nine months ended September 30, 2004 is $6,000 more than the loss incurred in the same period a year ago. The increased loss reflects a decline in activity at the property from the previous year, when occupancies, primarily in RV parking, were elevated by transient workers who resided at the property during road construction for most of 2003. In addition, lease income declined due to a decrease in percentage rent payments from the restaurant tenant, and a reduction in square footage leased to another tenant. The 2004 loss was partially offset by a significant decline in interest expense, due primarily to the 2003 interest amounts including an $81,000 prepayment penalty assessed by the prior lender.

Liquidity and capital resources

Included in the Partnership’s net loss of $261,000 is $199,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $62,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2004

(Unaudited)

ITEM 2 Management’s Discussion and Analysis (continued)

Liquidity and capital resources (continued)

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

September 30, 2004

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

b. Reports on Form 8-K

There were no reports on Form 8-K filed with the Commission for the quarter ended September 30, 2004

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 12, 2004

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President