Form 10KSB
period 2004-12-31
TOWER PARK MARINA INVESTORS LP
filed 2005-03-31
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission file number 0-17672

TOWER PARK MARINA INVESTORS, L.P.,

(FORMERLY PS MARINA INVESTORS I)

a California Limited Partnership

(Name of Small Business Issuer in Its Charter)

California	95-4137996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16633 Ventura Blvd., 6th Floor, Encino, California 91436

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (818) 907-0400

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year. $2,616,000.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. N/A

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

ITEM 1. Description of Business

Forward Looking Statements

This annual report on Form 10-KSB includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and assumptions and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global, economic, business, competitive, market and regulatory factors. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

General

Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership (the “Partnership”), is a publicly held limited partnership organized on January 6, 1988 under the California Revised Limited Partnership Act. Commencing August 4, 1988, 12,000 units (including options) of limited partnership interest (the “Units”) were offered to the public at $5,000 per Unit in an interstate offering. The offering was terminated on November 27, 1989, with limited partners purchasing 4,508 Units for an aggregate purchase price of $22,540,000.

The general partners of the Partnership (the “General Partners”) were originally Westrec Investors, Inc., (formerly PS Marina Investors, Inc.) a California corporation (the “Corporate General Partner”) and B. Wayne Hughes (“Mr. Hughes”). Effective March 1, 1997, Tower Park Marina Operating Corporation, a wholly-owned subsidiary of Westrec Financial, Inc., a California corporation (“Westrec Financial”) was substituted for Mr. Hughes. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, Inc., a California corporation (“Westrec Properties”), which is a wholly-owned subsidiary of Westrec Financial. Our limited partners have no right to participate in the management or conduct of the Partnership’s business and affairs.

The term of our Partnership Agreement is until the property has been sold and, in any event, not later than December 31, 2038.

A management agreement has been entered into with Westrec Marina Management, Inc. (“WMMI”), a California corporation and a wholly-owned subsidiary of Westrec Financial, whereby WMMI has agreed to manage our property for monthly fees generally equal to 6% of gross revenues from the operation of Tower Park Marina. The management agreement is cancelable on 60 days’ notice by either party with or without cause. WMMI also manages marina properties for other entities affiliated with the General Partners and for unaffiliated third parties.

The Partnership was formed to acquire and improve existing marinas and related facilities and, to a lesser extent, to develop marina facilities. Marina facilities typically contain wet and/or dry boat storage facilities, gasoline sales facilities and may contain one or more related facilities such as a recreational vehicle (“RV”) or campground facilities, boat trailer storage facilities, boat rental and sales facilities, restaurants or similar facilities, and boat supply and sundries stores. Substantially all of our income is derived from the rental of wet and/or dry boat storage facilities and related facilities such as R.V. facilities and boat trailer storage facilities, and from the receipt of rental payments under leases or subleases.

Our principal investment objectives are to (1) preserve and protect invested capital; (2) provide cash distributions from property operations; (3) maximize the potential for appreciation in value of the property; and (4) build up equity through the reduction of the mortgage loan on the property.

The General Partners or an affiliate supervise the construction of improvements to the property.

As of December 31, 2004 and 2003, the Partnership owned one property, known as Tower Park Marina. Reference is made to Item 2 for additional information about this property.

Competition

We compete in the operation of this property with other entities, some of which may have greater resources than we do. The primary factors upon which competition is based are location, the manner in which the property is managed and marketed, the nature and quality of facilities and rental rates. Our property may encounter competition from other marinas which are located near it, and no assurance can be given that additional competing marinas will not be developed in the vicinity of the property.

Affiliates of the General Partners operate a marina in the vicinity of our marina, and the General Partners or their affiliates may organize future partnerships or other entities to own and operate marinas which may compete with our property. The General Partners and their affiliates, including in particular WMMI, may also manage marinas owned by unaffiliated third parties which may compete with our property.

Governmental Approvals

A portion of Tower Park Marina is operated under a lease (the “CSLC Lease”) with the California State Lands Commission (“CSLC”). Our assignment or sublease of its rights under this agreement would require the consent of the CSLC. An uncured breach of any of the conditions of the CSLC Lease would constitute grounds for revocation of the lease. Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023.

Governmental Regulations and Compliance with Environmental Laws

Marinas are subject to numerous governmental regulations, particularly environmental regulations, such as water pollution and water quality control regulations, and other miscellaneous regulatory requirements. Failure to comply with those regulations would constitute grounds for revocation of the CSLC Lease when such failure affects the leased property. Any of our licensees or subtenants are also required to comply with such regulations.

We and our sublessees are subject to certain reporting requirements relating to any water pollution caused by their operations, such as the California Safe Drinking Water and Toxic Enforcement Act of 1986 (“California Proposition 65”). California Proposition 65 contains a prohibition on discharging specified toxic chemicals into water or land where such chemicals pass (or probably will pass) into any source of drinking water. Civil penalties have been established for violations of California Proposition 65 and actions may also be brought. We and our sublessees must comply with applicable laws concerning the lawful handling and disposal of certain products used in and generated by the operation of its marina, such as oil, paint, sewage and fuel. We and our sublessees must also comply with applicable federal, state and local laws concerning aboveground storage tanks. If any leaks from storage tanks or spillage or disposal from other operations (such as the loading of gasoline into boats by us or our sublessees or the disposal of paint, oil and other products used in the repair of boats) causes or has caused contamination of the soil or the water, We and our sublessees will be required to comply with federal, state and local laws relating to “hazardous waste” clean-up and We and our sublessees may have to incur expenses to dispose of the hazardous waste in a lawful manner. If other parties contribute or have contributed to water or soil contamination at Tower Park Marina, we would be able to seek reimbursement from such other parties in connection with our payment of any expenses to comply with such regulations.

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. The California Regional Water Quality Control Board (“CRWQCB”) required groundwater sampling and monitoring on a quarterly basis. In March 2003, the CRWQCB determined that the site had been sufficiently remediated and that they would require no further monitoring. The monitoring wells have been abandoned and sealed and we received a final closure letter in December 2003. To date we have incurred $118,000 in monitoring costs. Included in cost of operations for the year ended December 31, 2003 is $11,000 of monitoring costs. No costs were incurred in 2004.

Tower Park Marina is also subject to a variety of federal, state and local laws affecting the development or improvement of the property, including laws and regulations relating to environmental factors. Difficulties or failures in obtaining required approvals could delay or prevent any future improvement at the property.

Seasonal Aspects of Our Business

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

Personnel

There are 27 persons who render service on our behalf on a full-time basis, and 7 persons who render services on a part-time basis. These persons include managers, assistant managers, relief managers, area managers, accounting, administrative and clerical personnel, construction, dock personnel and development and supervision personnel. The persons rendering services on a part-time basis may also render services on behalf of one or more of WMMI, Westrec Financial, other partnerships organized by Westrec Financial and other persons or entities owning properties managed by WMMI.

ITEM 2. Description of Property.

As of December 31, 2004, the Partnership owned Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. Tower Park Marina is situated on 44.5 acres, of which 14 acres are leased from the CSLC. Tower Park Marina improvements and operations currently consist of the following: (a) 213 covered slips contained in 17 covered sheds; (b) 141 open slips; (c) end ties for approximately 17 boats; (d) an RV facility containing approximately 380 existing spaces; (e) a gas dock facility; (f) three warehouse buildings utilized as a restaurant and bar, store, boat sales offices, and maintenance shop containing three covered dry boat storage areas with capacity for approximately 66 boats; and (g) additional dry storage areas with capacity for approximately 90 boats. The covered boat slips at Tower Park Marina are typically rented on a month to month basis. Most of the open boat slips and the lineal boat dockage at Tower Park Marina are rented on a monthly, weekly or daily basis. The RV facility consists of permanent (rented on an annual basis) RV camping and transient RV camping. As of March 1, 2005, the permanent wet slip facilities (consisting of 213 slips) were approximately 85.4% leased and the permanent RV spaces (consisting of 128 spaces) were approximately 85.9% leased.

The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 2004, rent expense for the CSLC Lease was $40,000.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

The Partnership has no common stock.

The Units of Limited Partnership Interests (“Units”) are not listed on any national securities exchange or quoted on the NASDAQ System, and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units because the admission of a transferee as a substitute limited partner requires the consent of the General Partners under the Partnership Agreement. However, the General Partners do not monitor or regularly receive or maintain information regarding the prices at which secondary sales transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as Investment Advisor summarize and report information (on a monthly, bi-monthly or less frequent basis) regarding secondary sales transactions in certain limited partnership interests, including the prices at which such secondary sales transactions are effected.

As of December 31, 2004, WMMI had acquired 906 Units in the Partnership, representing 20.1% of the outstanding units at an average price of $234 per unit.

Exclusive of the General Partners’ interests in Partnership, as of December 31, 2004, there were approximately 850 Unit holders of record.

If applicable, Partnership makes quarterly distributions of all “Cash Flow from Operations” and of all “Cash from Sales or Refinancing”, subject to the provisions described below. Cash Flow from Operations, as defined in the Partnership Agreement, is the total cash receipts from the operations of the Partnership’s business, which includes, but is not limited to, cash receipts from the rental of the properties, and which excludes Cash from Sales or Refinancing, less: (i) all operating expenses other than non-cash expenses such as depreciation and amortization; (ii) all principal and interest payments on any loans or advances; (iii) any sums expended for capital improvements or replacements (excluding amounts paid from funds provided by capital contributions); and (iv) a cash reserve for working capital or other purposes, the amount of which shall be determined by the General Partners. Cash from Sales or Refinancing, as defined in the Partnership Agreement, is the net proceeds to the Partnership from all sales, exchanges and refinancing of the Partnership’s properties, less payment of indebtedness relating to such properties and adequate cash reserves from such net proceeds for other obligations of the Partnership for which there is no provision; however, Cash from Sales or Refinancing does not include any proceeds reinvested in properties.

As a result of the Partnership’s continued operating deficits, distributions have been suspended since June 30, 1991. See Items 6 and 7 for a more detailed discussion of the Partnership’s operating results.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Tower Park Marina was purchased in February 1988 and as of December 31, 2004, $11,345,000 in capital costs have been incurred as part of its acquisition and subsequent improvement.

The operations of our marina are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions.

Presentation of Financial Statements

The financial statements of the Partnership reflect the our ongoing business in the slip rental, RV parking, retail sales, fuel sales and other segments.

Results of Operations

Historically, the Partnership’s revenues were generated primarily from slip rentals, RV parking, retail sales, fuel sales and the restaurant and boat service segments.

During 2004, there was a slight decline in transient RV parking revenues, due to a change in campsite rental policies designed to reduce overcrowding on holiday weekends. In addition, the infrastructure (sewer, electrical, etc.) at both the transient and permanent RV sites is nearing the end of its useful life. We are currently working with engineers and designers to develop an appropriate redevelopment plan at a cost of approximately $500,000 to $1,000,000.

2004 Compared to 2003

For the year ended December 31, 2004, we reported a net loss of $451,000, an improvement of $38,000 over 2003. The change is the net result of an increase in slip rental revenues and a decrease in interest expense, offset by declining margins related to RV parking and retail segments. The decrease in interest expense in 2004 is primarily due to the absence of $81,000 in prepayment penalties related to the refinancing which were incurred in 2003. Included in the net loss of $451,000 is $287,000 of depreciation and amortization. Excluding these non-cash items, we incurred a cash flow deficit of $164,000. This deficit was covered by additional advances from the Corporate General Partner and/or its affiliates and by the deferral of interest and management fee payments due to the Corporate General Partner and/or its affiliates.

For the year ended December 31, 2004, the net operating cash flow (Tower Park’s operating income before debt service, depreciation and amortization and partnership administrative costs) for Tower Park Marina was $288,000, compared to $356,000 in 2003. The decline was primarily the result of RV park revenues declining $95,000 to $742,000, due to a decrease in transient occupancies on holiday weekends as a result of revised policies targeting overcrowding and traffic control issues.

Tower Park Marina’s slip rental revenues (which includes both wet slip and dry storage revenues) increased $64,000 to $798,000 in 2004, which is attributable to both an increase in occupancies and an increase in rates.

Retail sales declined $76,000 to $306,000, due to lower volume.

Fuel service revenues improved $27,000 to $276,000 due to rising prices, however operating income from fuel sales declined slightly, by $2,000 to $35,000 because of rising fuel costs.

Water and sewer revenues declined $14,000, which was primarily due to declines in usage and demand. Operating margins from water and sewer also deteriorated due to higher operating costs.

Lease income decreased $15,000 as a result of tenants taking less office and dock space.

Cost of operations declined $33,000, which was the combined result of a decline in monitoring fees, declined utility usage, and a reduction in repairs and maintenance expense.

Interest expense decreased $70,000, primarily due to the absence of $81,000 in prepayment penalties related to the refinancing which were incurred in 2003. In addition, the amount of interest paid to affiliates decreased due to a reduction in principal.

Depreciation and amortization decreased $6,000 in 2004 due to lower amortization expense related to capitalized financing costs, and to a lesser extent, the effect of additional assets becoming fully depreciated in 2004.

2003 Compared to 2002

For the year ended December 31, 2003, we reported a net loss of $489,000, a decline of $120,000 from 2002. The decline is the net result of declining margins related to RV parking and retail segments as well as a $66,000 increase in interest expense. The increase in interest is attributable to the refinancing of the mortgage note payable. Included in the net loss of $489,000 is $293,000 of depreciation and amortization. Excluding these non-cash items, we incurred a cash flow deficit of $196,000. This deficit was covered by additional advances from the Corporate General Partner and by the deferral of interest and management fee payments due to the Corporate General Partner and/or its affiliates.

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

Interest expense increased $66,000, which was primarily the result of higher principal balance on the new mortgage note payable for a portion of the year, and payment of $81,000 in prepayment penalties related to the refinancing. These expenses were partially offset by a decline in interest paid to affiliates because of lower interest rates, and a declining principal balance on these payables.

Depreciation and amortization increased $23,000 in 2003 due to the amortization of the remaining financing cost related to the former mortgage note payable.

Liquidity and Capital Resources

Since its inception in 1988 the Partnership has operated at a deficit. These deficits have been partially covered by advances from the General Partners or its affiliates ($3,298,000 through December 31, 2004) and cash reserves.

The CSLC Lease requires minimum quarterly payments of $10,000 and the note secured by Tower Park requires monthly payments of $30,000.

Net operating cash flow from the operations of Tower Park for 2004 was $288,000 and reflects $118,000 of management fees paid to WMMI. As payments to the Corporate General Partner or its affiliates can be deferred, as necessary, the amount available for making the Partnership’s annual debt service payments of $361,000 was approximately $406,000. As expenditures for capital improvements are discretionary, the amount and timing of these expenditures can be adjusted based on the operating results and cash flow of the Partnership.

Our ability to continue to operate through 2005 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and either continued advances from the General Partners or the deferral of payments to the General Partners or their affiliates for management fees and interest. There can be no assurance that these conditions will be met or that the Registrant will be able to continue as a going concern.

Off-Balance Sheet Arrangements

Partnership has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Long term Debt Obligations	4,083,000	125,000	275,000	314,000	3,369,000

Capital Lease Obligations	25,000	8,000	11,000	6,000	—

Operating Lease Obligations	764,000	40,000	80,000	80,000	564,000

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—

Total	4,872,000	173,000	366,000	400,000	3,933,000

ITEM 7. Financial Statements and Supplementary Data.

The Consolidated Financial Statements required in response to this Item 8 are submitted as part of Item 15(a) of this annual report on Form 10-KSB.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Principal Executive Officer, Principal Operating Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this annual report on Form 10-KSB (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer, Principal Operating Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Partnership required to be included in our periodic filings under the Exchange Act. It should be noted that the design of any systems of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b) Changes in Internal Control Over Financial Reporting. No changes in our internal control over financial reporting have come to the attention of the Principal Executive Officer, Principal Operating Officer or Principal Financial Officer during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

None

PART III

ITEM 9. Directors and Executive Officers

The Partnership has no directors or executive officers.

Partnership’s General Partners are Westrec Investors, Inc. (formerly “PS Marina Investors, Inc.”) and Tower Park Marina Operating Corporation (substituted for B. Wayne Hughes in 1997). The Corporate General Partner, acting through its directors and executive officers, is responsible for the day-to-day operations of the Partnership. The Partnership’s properties are managed and operated by Westrec Marina Management, Inc. (“WMMI”), a wholly-owned subsidiary of Westrec Financial.

The names and ages of all directors and executive officers of the Corporate General Partner, and the executive officer of WMMI who perform significant policy-making or operational functions for the Partnership, the offices held by each of them, the dates of their elections to such offices, and their business experience during the past five years are set forth below.

Name	Age	Office and Date of Election	Business Experience During Past 5 Years
Michael M. Sachs	64	President, Secretary and Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997)	Mr. Sachs is President, Secretary and Director of Westrec Financial and President of Westrec Properties (1990) and Vice-President, Secretary and Director of WMMI (1987). Mr. Sachs has been a director of New Century Financial Corporation, a residential mortgage brokerage, since its inception in 1995.

Jeffrey K. Ellis	44	Vice President (1990) and Chief Financial Officer (1996) of the Corporate General Partner and Vice President and Chief Financial Officer of Tower Park Operating Corporation (1997).	Mr. Ellis is Vice President (1990) and Chief Financial Officer (1996) for Westrec Financial, Inc., Westrec Properties, Inc. and Westrec Marina Management, Inc.

William W. Anderson	56	Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997).	Mr. Anderson is the President (1990) and Director (1995) of Westrec Marina Management, Inc. and is a Director of Westrec Financial, Inc. (1996) and Westrec Properties, Inc. (1996).

Pursuant to Articles 16 and 17 of the Partnership Agreement, a copy of which is included in the Partnership’s prospectus included in SEC Registration No. 33-21021, each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other General Partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

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

Audit Committee Financial Expert.

The Partnership is not a listed issuer and does not have a board of directors, nor does it have any audit committee financial expert within the meaning of Reg. S-B, Item 401(e). This is due to the small size of Partnership and the nature of its business.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership’s General Partners, and the directors and executive officers of the Corporate General Partner, and persons who own more than ten percent of the Partnership’s Units, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Units.

To our knowledge, based solely on review of the copies of such reports furnished to the us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Partnership were complied with.

Code of Ethics.

Due to the small size of the Partnership and the nature of its business, we do not have a formal code of ethics within the meaning of Reg. S-B, Item 406.

ITEM 10. Executive Compensation.

Partnership has no directors or officers. See Item 12 for a description of certain transactions between Partnership and its General Partners and their affiliates.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as specified below, as of the date hereof, no person is known by Partnership to own beneficially more than 5% of the Units of limited partnership interest.

Name and Address of Beneficial Owner	Number of Limited Partnership Units Owned at March 1, 2005	Percent of Class
Westrec Marina Management, Inc.	906	20.1%
16633 Ventura Blvd., 6th Floor
Encino, CA 91436

The Partnership has no officers or directors.

As of December 31, 2004, the General Partners had contributed an aggregate of $1,000 to the capital of Partnership. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of the Partnership. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, which is a wholly owned subsidiary of Westrec Financial.

Westrec Financial (which may be deemed a parent of the Partnership) has two classes of authorized stock, Common Stock and Convertible Participating Preferred Stock (the “Preferred Stock”), which vote together as a class, except with respect to the election of directors. Michael M. Sachs, an officer and director of both Westrec Financial and the Corporate General Partner, owns 100% of the Common Stock of Westrec Financial. As of December 31, 2004, there was no Preferred Stock outstanding.

Changes in Control. We know of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for Articles 16, 17 and 21.1 of our Partnership Agreement. Those articles provide, in substance, that the limited partners shall have the right, by majority vote, to remove a general partner and that a general partner may designate a successor with the consent of the other general partner and a majority of the limited partners.

ITEM	12. Certain Relationships and Related Transactions.

The General Partners and their affiliates are entitled to the following compensation:

1. “Acquisition and Development Fees” to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for the Partnership, in an amount equal to 6% of the purchase price or the cost of construction of the properties. “Cumulative Acquisition and Development Fees” paid to the General Partners and their affiliates through December 31, 2004 totaled $1,675,000, ($13,000 of which was paid in 2004).

2. A “Loan Brokerage Fee” to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2004 totaled $96,000 (none of which was paid in 2004).

3. The Corporate General Partner made advances to the Partnership during 1998, 1999, 2000, 2001, 2002, 2003 and 2004 to cover operating deficits and capital expenditures. At December 31, 2004, these advances totaled $3,298,000 ($395,000 of which were made in 2004), and accrue interest at prime plus 1% (6.25% at December 31, 2004). Interest paid or accrued to the Corporate General Partner for 2004 totaled $160,000.

4. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed to reduce their share of any future distributions to 1%. No such distributions were made during 2004 and none are expected in 2005.

The Partnership and WMMI, a subsidiary of Westrec Financial, have entered into a management agreement pursuant to which WMMI is entitled to receive, as compensation for its management services, a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the “Gross Revenue” from operations of the properties and (ii) 6% of the “Net Sales Revenue” from operations of the properties. The term “Gross Revenue” means all receipts (net of security deposits returned to the tenants) from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term “Net Sales Revenue” means all receipts from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of the Partnership). The management fee will cover, without additional expense to the Partnership, the time WMMI’s executive officers expend on project management and WMMI’s overhead costs such as its expenses for rent, utilities and servicing of the Partnership’s accounts payable. During 2004, $118,000 was paid or accrued by the Partnership to WMMI pursuant to the management agreements.

ITEM 13. Exhibits, List and Reports on Form 8-K

a.	1.	Financial statements

The financial statements listed in the accompanying Index to Financial Statements and Schedule are filed as part of this report.

	2.	Financial statements schedule

The financial statements schedule listed in the accompanying Index to Financial Statements and Schedule are filed as part of this report.

	3.	Exhibits

See Index to Exhibits contained herein.

b.	Reports on Form 8-K

None.

ITEM 14. Principal Accountant Fees and Services

The following audit services were provided by Vasquez & Company LLP during fiscal 2004 and 2003:

	2004	2003
Audit fees (1)	$27,000	$28,000
Audit-related fees	$0	$0
Tax fees (2)	$5,000	4,000
All other fees	$0	$0

Total	$32,000	$32,000

(1)	Audit Related Fees

Audit fees were billed for the audit of the annual financial statements and reviews of quarterly reports on Form 10-QSB.

(2)	Tax Fees

Tax fees were billed for the following services: Preparation of the Partnership’s Federal and State tax returns and limited partner K-1’s.

Pre-Approval Policy

The Partnership’s external auditor cannot be engaged to provide any audit or non-audit services to the Partnership unless the engagement is pre-approved by management in compliance with the Sarbanes-Oxley Act of 2002.

PART IV

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER PARK MARINA INVESTORS, L.P.,
(formerly PS MARINA INVESTORS I),
a California Limited Partnership

Dated: March 29, 2005	By:	Westrec Investors, Inc.,
(formerly PS MARINA INVESTORS, INC.)
General Partner

		By:	/s/ Michael M. Sachs
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature	Capacity	Date
Principal Executive Officer	President, Secretary and Director of Westrec Investors, Inc., the Corporate General Partner of the Partnership	March 29, 2005
/s/ Michael M. Sachs Michael M. Sachs

Principal Operating Officer	Director of Westrec Investors, Inc., the Corporate General Partner of the Partnership.	March 29, 2005
/s/ William W. Anderson William W. Anderson

Principal Financial and Accounting Officer	Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the Partnership	March 29, 2005
/s/ Jeffrey K. Ellis Jeffrey K. Ellis

INDEX TO EXHIBITS

Exhibit No.	Description	Page No. 1
4.1	Amended and Restated Agreement of Limited Partnership (form included as Exhibit A to the Prospectus of Registrant dated August 4, 1988, contained in Amendment No. 2 to Registration Statement No. 33-21021, of Registrant filed July 29, 1988, and is incorporated herein by reference).

4.2	Amended form of execution copy of Subscription Agreement/Promissory Note (filed as pages A-1 through A-6 to Post-Effective Amendment No. 1 to Registration Statement No. 33-21021 of Registrant filed February 14, 1989, and is incorporated herein by reference).

10.1	Form of Property Management Agreement between Registrant and PS Marina Management, Inc. (filed as Exhibit 10.1 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.2	Purchase Agreement dated as of November 3, 1987, among Westrec Properties, Inc. and Tower Park, Inc., together with certain documents, leases and the CSLC Lease relating to the purchase of Tower Park Marina (filed as Exhibit 10.3 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.3	Purchase Agreement, dated as of November 6, 1987, among Westrec Properties, Inc. and Chandlers Landing, Ltd., together with certain documents, subleases and the Concession Agreement relating to the purchase of Chandlers Landing Marina (filed as Exhibit 10.4 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.4	Lease Agreement, dated as of July 6, 1988, between Registrant and Marine Ventures Limited relating to restaurant/bar, general store and pontoon boat rental operation at Tower Park Marina (filed as Exhibit 10.5 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.5	Purchase Agreement, dated as of November 27, 1989, among Westrec Properties, Inc. and Marina Developers, Inc., together with certain documents relating to the purchase of ThunderBoat Marina (filed as Exhibit 28A to the Registrant’s Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

10.6.1	Purchase Agreement dated as of June 8, 1988, among Westrec Properties, Inc. and CALMAC, Inc., together with certain documents relating to the purchase of Banyan Bay Marina (filed as Exhibit 28B to the Registrant’s Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

23.1	Consent of Vasquez & Company LLP, Independent Auditors

31.1	Certification of Michael M. Sachs pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William W. Anderson pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

INDEX TO EXHIBITS

Exhibit No.	Description	Page No. 2
31.3	Certification of Jeffrey K. Ellis pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Tower Park Marina Investors, L.P.,

(formerly PS Marina Investors I),

a California Limited Partnership

and Subsidiary

We have audited the accompanying consolidated balance sheet of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary (the Partnership), as of December 31, 2004, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule as of December 31, 2004 listed in the accompanying index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary as of December 31, 2004, and the results of their operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule as of December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth thereon.

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

March 4, 2005

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEET

December 31, 2004

ASSETS

Cash	$75,000
Reserve fund	9,000
Accounts receivable	114,000
Tower Park Marina, net (Note 2)	2,435,000
Water and sewer facilities, net (Note 3)	430,000
Other assets, net (Note 4)	231,000

$3,294,000

LIABILITIES AND PARTNERS’ DEFICIT

Accounts payable and accrued expenses	$266,000
Interest payable	—
Payable to affiliates (Note 6)	3,298,000
Deferred rentals	81,000
Notes payable (Note 5)	4,108,000

7,753,000

Minority partners’ interest	132,000

Commitments and contingencies (Note 7)	—

Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(3,683,000)
Deferred contributions	(76,000)

(3,759,000)
General partners’ deficit	(832,000)

Total partners’ deficit	(4,591,000)

$3,294,000

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2004 and 2003

	2004	2003
Revenues:
Slip rental	$798,000	$734,000
RV parking	742,000	837,000
Retail sales	306,000	382,000
Fuel service	276,000	249,000
Water and sewer	197,000	211,000
Lease	220,000	235,000
Other income	77,000	112,000

	2,616,000	2,760,000

Expenses:
Slip rental	86,000	95,000
RV parking	201,000	204,000
Retail sales	300,000	362,000
Fuel service	241,000	212,000
Water and sewer	226,000	227,000
Cost of operations	1,212,000	1,245,000
Interest expense	427,000	497,000
Depreciation and amortization	287,000	293,000
Minority partners’ interest	(31,000)	(12,000)
Management fees (Note 6)	118,000	126,000

	3,067,000	3,249,000

Net loss	$(451,000)	$(489,000)

Allocation of net loss:
Limited Partners’	$(446,000)	$(484,000)
General Partners’	(5,000)	(5,000)

	$(451,000)	$(489,000)

Limited Partners’ net loss per unit:	$(98.94)	$(107.36)

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

For the years ended December 31, 2004 and 2003

	General Partners	Limited Partners	Total
Balances at December 31, 2002	$(822,000)	$(2,829,000)	$(3,651,000)
Net loss	(5,000)	(484,000)	(489,000)

Balances at December 31, 2003	$(827,000)	$(3,313,000)	$(4,140,000)
Net loss	(5,000)	(446,000)	(451,000)

Balances at December 31, 2004	$(832,000)	$(3,759,000)	$(4,591,000)

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(451,000)	$(489,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	287,000	293,000
Minority partners’ interest	(31,000)	(12,000)
Increase in accounts receivable	(18,000)	(30,000)
Increase in other assets	—	(95,000)
Increase in accounts payable and accrued expenses	24,000	46,000
Decrease in interest payable	—	(15,000)
Increase (decrease) in deferred rentals	(4,000)	29,000

Cash flow used for operating activities	(193,000)	(273,000)

Cash flows from investing activities:
Improvements to marina facilities	(155,000)	(116,000)
Improvements to water and sewer facilities	(206,000)	(171,000)
Decrease in reserve fund	28,000	215,000

Cash flow used for investing activities	(333,000)	(72,000)

Cash flows from financing activities:
Borrowings on notes payable, net	75,000	2,059,000
Advances from (repayments to) affiliates, net	395,000	(1,648,000)

Net cash provided by financing activities	470,000	411,000

Net (decrease) increase in cash	(56,000)	66,000
Cash at the beginning of year	131,000	65,000

Cash at the end of year	$75,000	$131,000

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

December 31, 2004

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Reserve Fund

The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. The reserve fund balance as of December 31, 2004 was $9,000.

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

Net Realizable Value Reserve

As of December 31, 2004 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina. The reserve represents an aggregate cost adjustment to individual assets and no restoration of this previously recognized reserve is permitted.

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

December 31, 2004

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

Taxes Based on Income

Taxes based on income are the responsibility of the individual partners and, accordingly, are not reflected in the accompanying financial statements. The difference between the tax basis and the reported amounts of the Partnership’s assets and liabilities is attributable to the net realizable value reserve of $2,193,000 and accumulated depreciation of $1,482,000.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

New Accounting Pronouncements

FASB issued in April 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement did not affect the Partnership’s financial statements.

FASB issued on May 2003, SFAS 150, Accounting for Certain Financial Instruments with characteristics of both liabilities and equity. This Statement did not affect the Partnership’s financial statements.

FASB issued in December 2003, SFAS No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. This Statement did not affect the Partnership’s financial statements.

FASB issued in November 2004, SFAS No. 151, Inventory costs – an amendment of ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement did not affect the Partnership’s financial statements.

FASB issued in December 2004, SFAS No. 152, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Partnership will assess any effect of this Statement on its December 31, 2005 financial reporting.

FASB issued in December 2004, SFAS No. 123 (revised), Accounting for Stock-Based Compensation, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. For public entities that file as small business issuers, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement will not affect the Partnership’s financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

FASB issued in December 2004, SFAS No. 153, Accounting for Nonmonetary Transactions, which is based on principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement did not affect the Partnership’s financial statements.

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $13,000 for the year ended December 31, 2004. At December 31, 2004, Tower Park Marina is composed of the following:

Land	$1,040,000
Buildings	2,335,000
Improvements	2,301,000
Floating docks	3,252,000
Furniture, fixtures and equipment	1,476,000
Leasehold interest	941,000

11,345,000
Less accumulated depreciation and amortization	(6,717,000)

4,628,000
Net realizable value reserve	(2,193,000)

$2,435,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

3.	Water and Sewer Facilities

Water and sewer facilities as of December 31, 2004 is composed of the following:

Water and sewer facilities	$548,000
Less accumulated depreciation	(118,000)

$430,000

4.	Other Assets

Other assets as of December 31, 2004 is composed of the following:

Inventory	$65,000
Capitalized financing costs	120,000
Other	61,000

246,000
Accumulated amortization	(15,000)

$231,000

Capitalized financing costs as of December 31, 2004 consist of $120,000 in costs incurred in obtaining the new financing of the marina. These costs are being amortized over the 10 year term of the new note. Unamortized financing costs totaling $24,000 related to the old loan were written off in September 2003 and are included in depreciation and amortization in 2003.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

5.	Notes Payable

Notes payable as of December 31, 2004 include the following:

Note payable dated August 21, 2003 collateralized by a deed of trust on Tower Park Marina	$3,866,000

Other	242,000

$4,108,000

At December 31, 2004 future principal payments are as follows:

Year
2005	$133,000
2006	139,000
2007	146,000
2008	156,000
2009	163,000
Thereafter	3,371,000

$4,108,000

The note payable dated August 21, 2003 was for an initial amount of $4,000,000. This note bears interest at 6.625% per annum, with monthly principal and interest payments of $30,118, and matures on September 1, 2013. The holder of the note has the one time right, on September 1, 2008, to adjust the interest rate to the then “current index” rate plus 3.5%.

Interest paid on the note for the years ended December 31, 2004 and 2003 was $267,000 and $313,000, respectively.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the year ended December 31, 2004 and 2003 were $118,000 and $126,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (6.25% at December 31, 2004). Total interest accrued to Westrec for the year ended December 31, 2004 was $160,000.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the year ended December 31, 2004.

7.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. The Partnership was required to perform quarterly groundwater sampling and monitoring. In March 2003, it was determined that the site had been sufficiently remediated and that no further monitoring was required. The monitoring wells were abandoned and sealed and the Partnership received a final closure letter in December 2003. The Partnership incurred $118,000 in monitoring fees. Included in cost of operations for the year ended December 31, 2003 was $11,000 of monitoring fees.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $40,000 for each of the years ended December 31, 2004 and 2003.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

7.	Commitments and Contingencies (continued)

Future minimum lease payments under this lease are as follows:

Year
2005	$40,000
2006	40,000
2007	40,000
2008	40,000
2009	40,000
Thereafter	564,000

$764,000

8.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $13,000 and $12,000 for calendar years 2004 and 2003. The Partnership may match up to 15% of the employees contribution per quarter up to $1,250 per year.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type.

9.	Segment Reporting

The Partnership has been aggregated into four reportable business segments, (Slip rental, RV parking, Retail sales, and Fuel services): Slip rental comprise the wet boat slip rentals and dry boat storage operations at the marina. RV parking represents both long-term and transient recreational vehicle parking at the campgrounds adjacent to the marina. Retail sales segment consists of the operations of the retail boat supply and sundries store at the marina. The Fuel service segment reports the operations of the fuel dock at the marina.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

9.	Segment Reporting (continued)

Segment Information (in 000’s)	2004	2003
Revenues
Slip Rental	$798	$734
RV Parking	742	837
Retail Sales	306	382
Fuel Service	276	249
Other	494	558

Total Consolidated Revenues	2,616	2,760

Depreciation
Slip Rental	72	66
RV Parking	19	18
Retail Sales	—	—
Fuel Service	—	—
Unallocated amount (2)	196	209

Total Consolidated Depreciation	287	293

Profit (Loss)
Slip Rental	640	573
RV Parking	522	615
Retail Sales	6	20
Fuel Service	35	37
Other (1)	(1,654)	(1,734)

Total Loss	$(451)	$(489)

Assets
Slip Rental	$217
RV Parking	245
Retail Sales	46
Fuel Service	20
Unallocated amount (2)	2,766

Total Consolidated Assets	$3,294

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

10.	Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Partnership for loans from affiliates and bank loans with similar terms and maturities, the fair value of payable to affiliates and notes payable to the bank approximates the carrying amount.

11.	Going Concern

The Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term. These matters raise substantial doubt about the Partnership’s ability to recover the carrying value of its assets, (not withstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern. The Partnership’s ability to continue to operate through 2005 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management’s plans include the expenditure of approximately $600,000 (unaudited) in additional repairs and capital improvements during 2005, which management believes will continue to improve the operations of the property. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

TOWER PARK MARINA INVESTORS LP

a California Limited Partnership

SCHEDULE III - REAL ESTATE

AND ACCUMULATED DEPRECIATION

			Initial Cost		Cost Subsequent to Acquisition	Gross Carrying Amount at December 31, 2004
Date Acquired	Description	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation
02/88	Tower Park	$3,968,000	$1,040,000	$6,213,000	$4,092,000	$1,040,000	$10,305,000	$11,345,000	$6,717,000
	Net Realizable Value Reserve							(2,193,000)	0

		$3,968,000	$1,040,000	$6,213,000	$4,092,000	$1,040,000	$10,305,000	$9,152,000	$6,717,000

TOWER PARK MARINA INVESTORS LP

a California Limited Partnership

SCHEDULE III - REAL ESTATE AND

ACCUMULATED DEPRECIATION ( continued )

REAL ESTATE RECONCILIATION

Year Ended December 31, 2004
Balance at beginning of the year	$8,997,000
Contruction in progress and improvements to facilities during the year	155,000
Acquisitions during the year
Deductions during the year

Balance at the end of the year	$9,152,000

ACCUMULATED DEPRECIATION RECONCILIATION
Year Ended December 31, 2004
Balance at beginning of the year	$6,470,000
Additions during the year:
Depreciation	247,000
Deductions during the year

Balance at the end of the year	$6,717,000

The aggregate cost for Federal income tax purposes is $ 11,345,000.