Form 10QSB
period 2005-03-31
TOWER PARK MARINA INVESTORS LP
filed 2005-05-17
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2005

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

Yes  ☒    No  ☐

As of March 31, 2005, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-QSB

For quarter ended March 31, 2005

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED BALANCE SHEET

March 31, 2005
(Unaudited)
ASSETS
Cash	$72,000
Reserve fund	9,000
Accounts receivable	107,000
Tower Park Marina, net (Note 2)	2,401,000
Water and sewer facilities, net	425,000
Other assets, net	235,000

$3,249,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$268,000
Payable to affiliates	3,502,000
Deferred rentals	78,000
Notes payable (Note 5)	4,076,000

7,924,000

Minority partners’ interest	125,000

Commitments and contingencies (Note 7)	—
Partners’ deficit:
Limited partners’ deficit, $50,000 per unit, 4,508 units authorized issued and outstanding	(3,890,000)
Less deferred contributions	(76,000)

(3,966,000)
General partners’ deficit	(834,000)

Total partners’ deficit	(4,800,000)

$3,249,000

The accompanying notes are an integral part of these financial statements.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three month periods ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Revenues:
Slip rental	$193,000	$182,000
RV parking	128,000	144,000
Retail sales	27,000	36,000
Fuel service	27,000	28,000
Water and sewer	36,000	37,000
Lease	52,000	46,000
Other income	7,000	14,000

	470,000	487,000

Expenses:
Slip rental	19,000	20,000
RV parking	41,000	52,000
Retail sales	34,000	48,000
Fuel service	34,000	29,000
Water and sewer	46,000	48,000
Cost of operations	301,000	232,000
Interest expense	115,000	102,000
Depreciation and amortization	73,000	69,000
Management fees (Note 6)	24,000	24,000
Minority partners’ interest	(8,000)	(8,000)

	679,000	616,000

Net loss	$(209,000)	$(129,000)

Allocation of net loss:
Limited Partners’	$(207,000)	$(128,000)
General Partners’	(2,000)	(1,000)

	$(209,000)	$(129,000)

Limited Partners’ net loss per unit:
Net loss	$(45.92)	$(28.39)

The accompanying notes are an integral part of these financial statements

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three month periods ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(209,000)	$(129,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	73,000	69,000
Minority partners’ interest	(8,000)	(8,000)
Decrease (increase) in accounts receivable	7,000	(1,000)
Increase in other assets	(7,000)	(4,000)
Increase (decrease) in accounts payable and accrued expenses	3,000	(12,000)
Decrease in interest payable	—	—
(Decrease) increase in deferred rentals	(3,000)	2,000

Cash flows used for operating activities	(145,000)	(83,000)

Cash flows from investing activities:
Improvements to marina facilities	(31,000)	(3,000)
Improvements to water and sewer facilities	—	—
Decrease (increase) in reserve fund	—	7,000

Cash flow (used for) provided by investing activities	(31,000)	4,000

Cash flows from financing activities:
Repayments of notes payable	(32,000)	(26,000)
Advances from affiliates, net	204,000	131,000

Net cash provided by financing activities	172,000	105,000

Net increase in cash	(3,000)	26,000
Cash at the beginning of period	75,000	131,000

Cash at the end of period	$72,000	$157,000

The accompanying notes are an integral part of these financial statements.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

These financial statements should be read in conjunction with the financial statements and footnotes on Form 10-K for the year ended December 31, 2004.

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

March 31, 2005

(Unaudited)

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays a development fee of 6% of the cost of improvements made to the marina facility. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $1,000 for the three months ended March 31, 2005. At March 31, 2005 Tower Park Marina is composed of the following:

Land	$1,040,000
Buildings	2,335,000
Improvements	2,301,000
Floating docks	3,252,000
Furniture, fixtures and equipment	1,476,000
Leasehold interest	941,000
Construction in progress	32,000

11,377,000
Less accumulated depreciation and amortization	(6,783,000)

4,594,000
Net realizable value reserve	(2,193,000)

$2,401,000

3.	Water and Sewer Facilities

Water and sewer facilities as of March 31, 2005 is composed of the following:

Water and sewer facilities	$548,000
Less accumulated depreciation	(123,000)

$425,000

4.	Other Assets

Other assets as of March 31, 2005 is composed of the following:

Inventory	$79,000
Capitalized financing costs	120,000
Other	54,000

253,000
Accumulated amortization	(18,000)

$235,000

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

4.	Other Assets (continued)

Capitalized financing costs as of March 31, 2005 consist of $120,000 in costs incurred in obtaining the new financing of the marina. These costs are being amortized over the 10 year term of the new note.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

5.	Notes Payable

Notes payable at March 31, 2005 include the following:

Note payable dated August 21, 2003 collateralized by a deed of trust on Tower Park Marina	$3,862,000
Other	214,000

$4,076,000

At March 31, 2005 future principal payments are as follows:

Year
2005	$101,000
2006	139,000
2007	146,000
2008	156,000
2009	163,000
Thereafter	3,371,000

$4,076,000

The note payable dated August 21, 2003 was for an initial amount of $4,000,000. This note bears interest at 6.625% per annum, with monthly principal and interest payments of $30,118, and matures on September 1, 2013. The holder of the note has the one time right, on September 1, 2008, to adjust the interest rate to the then “current index” rate plus 3.5%.

Interest paid on these notes for each of the three month periods ended March 31, 2005 and 2004 was $66,000.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees were $24,000 for each of the three month periods ended March 31, 2005 and 2004.

In connection with funding the Partnership’s operating deficits, and with the acquisition of marina facilities, funds have been borrowed from Westrec. Total borrowings from Westrec at March 31, 2005 (including accrued interest) were $3,034,000. These borrowings accrue interest at the prime rate plus 1% (5.0% at March 31, 2005). Total interest paid or accrued to Westrec for the three months ended March 31, 2005 and 2004 was $50,000 and $34,000, respectively.

7.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year.

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. The Partnership has been required to perform quarterly groundwater sampling and monitoring. In March 2004, it was determined that the site had been sufficiently remediated and that no further monitoring would be required. The monitoring wells have been abandoned and sealed and the Partnership received a final closure letter in December 2003.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). Effective January 1, 1999, the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $10,000 for each of the three month periods ended March 31, 2005 and 2004.

Future minimum lease payments under this lease are as follows:

Year
2005	$30,000
2006	40,000
2007	40,000
2008	40,000
2009	40,000
Thereafter	564,000

$754,000

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

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

Segment Information (in 000’s)

	For the three month periods ended March 31,
	2005	2004

Revenues
Slip Rental	193	182
RV Parking	128	144
Retail Sales	27	36
Fuel Service	27	28
Other	95	97

Total Consolidated Revenues	470	487

Depreciation and Amortization
Slip Rental	19	17
RV Parking	5	5
Unallocated amount (2)	49	47

Total Consolidated Depreciation	73	69

Profit (Loss)
Slip Rental	155	145
RV Parking	82	87
Retail Sales	(7)	(12)
Fuel Service	(7)	(1)
Other (1)	(432)	(348)

Total Income	(209)	(129)

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

8.	Segment Reporting (continued)

Segment Information (in 000’s)

Assets
Slip Rental	198
RV Parking	239
Retail Sales	60
Fuel Service	20
Unallocated amount (2)	2,732

Total Consolidated Assets	3,249

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

9.	Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Partnership for loans from affiliates and bank loans with similar terms and maturities, the fair value of payable to affiliates and notes payable to the bank approximates the carrying amount.

10.	Going Concern

The Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term. These matters raise substantial doubt about the Partnership’s ability to recover the carrying value of its assets, (not withstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern. The Partnership’s ability to continue to operate through 2005 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management’s plans include expenditures in excess of $300,000 in additional repairs and capital improvements during 2005, which management believes will continue to improve the operations of the property. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2005

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis

The revenues and expenses of the Partnership for the three months ended March 31, 2005 are generated from the operations of Tower Park Marina in the Sacramento – San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company. As of March 31, 2005, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	228	(1)	82.0%
Dry storage	156		78.2%
RV Park	128	(1)	85.9%

(1)	non-transient spaces only

For the three months ended March 31, 2005, revenues for Tower Park declined $17,000 to $470,000. The decrease was the net result of declines in RV parking ($16,000), retail sales ($9,000), fuel service ($1,000), water & sewer ($1,000) and other ($7,000), offset by increases in slip rentals of $11,000 and lease income of $6,000.

The Partnership’s net loss of $209,000 for the three months ended March 31, 2005 is $80,000 more than the loss incurred in the same period a year ago. The increase in loss reflects a decline in activity at the property from the previous year, and an increase in maintenance, administrative, and utility costs.

Liquidity and capital resources

Included in the Partnership’s net loss of $209,000 is $73,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $136,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

The Partnership’s ability to continue to operate through 2005 and beyond is contingent on among other factors, the improvement in Tower Park Marina operations and continued advances (or deferrals) by the General Partners and/or its affiliates. Management’s plans include expenditures in excess of $300,000 in additional repairs and capital improvements during 2005, which management believes will continue to improve the operations of the property. In addition, the feasibility of building a larger dry storage building continues to be evaluated.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2005

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

b.    Reports on Form 8-K

There were no reports on Form 8-K filed with the Commission for the quarter ended March 31, 2005

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 16, 2005

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President