Form 10QSB
period 2005-09-30
TOWER PARK MARINA INVESTORS LP
filed 2005-11-25
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☒

As of September 30, 2005, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-QSB

For quarter ended September 30, 2005

		PAGE
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheet at September 30, 2005	2

	Consolidated Statements of Operations for the three month periods ended September 30, 2005 and 2004	3

	Consolidated Statements of Operations for the nine month periods ended September 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6-13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	CONTROLS AND PROCEDURES	15

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	CHANGES IN SECURITIES

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	15

SIGNATURES		16

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED BALANCE SHEET

September 30, 2005
(Unaudited)
ASSETS
Cash	$96,000
Reserve fund	9,000
Accounts receivable	174,000
Tower Park Marina, net (Note 2)	2,423,000
Water and sewer facilities, net	416,000
Other assets, net	225,000

$3,343,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$355,000
Payable to affiliates	3,765,000
Deferred rentals	34,000
Notes payable (Note 5)	4,011,000

8,165,000

Minority partners’ interest	131,000

Commitments and contingencies (Note 7)	—
Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized issued and outstanding	(4,041,000)
Less deferred contributions	(76,000)

(4,117,000)
General partners’ deficit	(836,000)

Total partners’ deficit	(4,953,000)

$3,343,000

The accompanying notes are an integral part of these financial statements.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three month periods ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Revenues:
Slip rental	$212,000	$225,000
Fuel service	134,000	136,000
Water and sewer	95,000	81,000
Lease	182,000	239,000
Other income	6,000	41,000

	629,000	722,000

Expenses:
Slip rental	35,000	26,000
Fuel service	102,000	108,000
Water and sewer	50,000	69,000
Cost of operations	247,000	341,000
Interest expense	139,000	105,000
Depreciation and amortization	75,000	65,000
Minority partners’ interest	16,000	5,000
Management fees (Note 6)	26,000	38,000

	690,000	757,000

Net loss	$(61,000)	$(35,000)

Allocation of net loss:
Limited Partners’	$(60,000)	$(35,000)
General Partners’	(1,000)	—

	$(61,000)	$(35,000)

Limited Partners’ net loss per unit:
Net loss	$(13.31)	$(7.76)

The accompanying notes are an integral part of these financial statements.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine month periods ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Revenues:
Slip rental	$607,000	$603,000
Fuel service	231,000	237,000
Water and sewer	175,000	156,000
Lease	562,000	601,000
Minority partners’ interest	1,000	9,000
Other income	20,000	70,000

	1,596,000	1,676,000

Expenses:
Slip rental	84,000	72,000
Fuel service	195,000	199,000
Water and sewer	152,000	165,000
Cost of operations	836,000	903,000
Interest expense	384,000	306,000
Depreciation and amortization	224,000	199,000
Management fees (Note 6)	83,000	93,000

	1,958,000	1,937,000

Net loss	$(362,000)	$(261,000)

Allocation of net loss:
Limited Partners’	$(358,000)	$(258,000)
General Partners’	(4,000)	(3,000)

	$(362,000)	$(261,000)

Limited Partners’ net loss per unit:
Net loss	$(79.41)	$(57.23)

The accompanying notes are an integral part of these financial statements.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine month periods ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(362,000)	$(261,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	224,000	199,000
Minority partners’ interest	(1,000)	(9,000)
Increase in accounts receivable	(60,000)	(28,000)
(Increase) decrease in other assets	(3,000)	13,000
Increase in accounts payable and accrued expenses	89,000	96,000
Decrease in deferred rentals	(47,000)	(2,000)

Cash flows used for operating activities	(160,000)	8,000

Cash flows from investing activities:
Improvements to marina facilities	(189,000)	(76,000)
Improvements to water and sewer facilities	—	(130,000)
Decrease in reserve fund	—	27,000

Cash flow used for investing activities	(189,000)	(179,000)

Cash flows from financing activities:
Repayments of notes payable	(97,000)	(63,000)
Advances from affiliates, net	467,000	295,000

Net cash provided by financing activities	370,000	232,000

Net increase in cash	21,000	61,000
Cash at the beginning of period	75,000	131,000

Cash at the end of period	$96,000	$192,000

The accompanying notes are an integral part of these financial statements.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

These financial statements should be read in conjunction with the financial statements and footnotes on Form 10-KSB for the year ended December 31, 2004.

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

September 30, 2005

(Unaudited)

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays a development fee of 6% of the cost of improvements made to the marina facility. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $19,000 for the nine months ended September 30, 2005. At September 30, 2005 Tower Park Marina is composed of the following:

Land	$1,040,000
Buildings	2,335,000
Improvements	2,301,000
Floating docks	3,252,000
Furniture, fixtures and equipment	1,476,000
Leasehold interest	941,000
Construction in progress	189,000

11,534,000
Less accumulated depreciation and amortization	(6,918,000)

4,616,000
Net realizable value reserve	(2,193,000)

$2,423,000

3.	Water and Sewer Facilities

Water and sewer facilities as of September 30, 2005 is composed of the following:

Water and sewer facilities	$548,000
Less accumulated depreciation	(132,000)

$416,000

4.	Other Assets

Other assets as of September 30, 2005 is composed of the following:

Inventory	$53,000
Capitalized financing costs	120,000
Other	76,000

249,000
Accumulated amortization	(24,000)

$225,000

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

4.	Other Assets (continued)

Capitalized financing costs as of September 30, 2005 consist of $120,000 in costs incurred in obtaining the new financing of the marina. These costs are being amortized over the 10 year term of the new note.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

5.	Notes Payable

Notes payable at September 30, 2005 include the following:

Note payable dated August 21, 2003 collateralized by a deed of trust on Tower Park Marina	$3,785,000
Other	226,000

$4,011,000

At September 30, 2005, future principal payments for the remainder of 2005 and the full years thereafter, are as follows:

Year
2005	$36,000
2006	139,000
2007	146,000
2008	156,000
2009	163,000
Thereafter	3,371,000

$4,011,000

The note payable dated August 21, 2003 was for an initial amount of $4,000,000. This note bears interest at 6.625% per annum, with monthly principal and interest payments of $30,118, and matures on September 1, 2013. The holder of the note has the one time right, on September 1, 2008, to adjust the interest rate to the then “current index” rate plus 3.5%.

Interest paid on these notes for the nine month periods ended September 30, 2005 and 2004 was $203,000 and $200,000, respectively.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees were $83,000 and $93,000 respectively, for the nine month periods ended September 30, 2005 and 2004.

In connection with funding the Partnership’s operating deficits, and with the acquisition of marina facilities, funds have been borrowed from Westrec. Total borrowings from Westrec at September 30, 2005 (including accrued interest) were $3,765,000. These borrowings accrue interest at the prime rate plus 1% (7.75% at September 30, 2005). Total interest paid or accrued to Westrec for the nine months ended September 30, 2005 and 2004 was $181,000 and $106,000, respectively.

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

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). Effective January 1, 1999, the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $30,000 for each of the nine month periods ended September 30, 2005 and 2004.

At September 30, 2005, future minimum lease payments under this lease for the remainder of 2005 and the full years thereafter, are as follows:

Year
2005	$10,000
2006	40,000
2007	40,000
2008	40,000
2009	40,000
Thereafter	564,000

$734,000

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

8.	Segment Reporting

The Partnership has been aggregated into four reportable business segments, (Slip rental, Fuel services, Lease income and Water and sewer): Slip rental comprise the wet boat slip rentals and dry boat storage operations at the marina. The Fuel service segment reports the operations of the fuel dock at the marina. The Lease income segment reports the receipts for the leased operations at the property. The Water and sewer segment reflects the operations of LPSMWC subsidiary.

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

Segment Information (in 000’s)

	For the nine month periods ended September 30,
	2005	2004
Revenues
Slip Rental	$607	$603
Fuel Service	231	237
Lease	562	601
Water and sewer	175	156
Other	21	79

Total Consolidated Revenues	$1,596	$1,676

Depreciation and Amortization
Slip Rental	$58	$51
Water and sewer	14	9
Unallocated amount (1)	152	139

Total Consolidated Depreciation	$224	$199

Profit (Loss)
Slip Rental	$465	$480
Fuel Service	36	38
Lease	547	587
Water and sewer	9	(16)
Other (1)	(1,419)	(1,350)

Total Loss	$(362)	$(261)

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

8.	Segment Reporting (continued)

Segment Information (in 000’s)

As of September 30, 2005:

Assets
Slip Rental	$160
Fuel Service	20
Lease	293
Water and sewer	524
Unallocated amount (2)	2,346

Total Consolidated Assets	$3,343

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

9.	Restatement for Lease Segment

Effective August 1, 2005, the Partnership entered into a ten year agreement with Kampgrounds of America (KOA) to lease the RV parking and Retail operations at the property. The initial agreement requires monthly lease payments of $11,000 for 6 months, increasing to $17,000 for months 7 through 12, and escalating annually on a scheduled basis thereafter. Included in accounts receivable is $50,000 in deferred lease payments receivable from KOA, which represents the difference between the average monthly lease income to be earned over the 10 year term of the lease and payments due under the terms of the lease.

As part of their lease agreement, KOA has committed to spend $2 million improving the property over the 10 year term of their lease. KOA maintains nearly 500 quality campground facilities throughout North America. Management believes that by leasing these operations the operating income from the property will stabilize and will ultimately increase. In addition to the costs that are attributed to these operations on a segment basis, there will be significant reductions in shared expenses for the property, including administrative and advertising costs, utilities, insurance, property taxes and management fees. In addition to these costs savings, management believes that the KOA facility will complement the marina operation and enhance the quality of services provided to customers, as well as provide a draw for new customers to the property.

The Partnership changed the composition of its reportable segments by combining RV parking and retail into the lease segment. In accordance with paragraph 31 of FAS 131, Disclosures about Segments of an Enterprise and Related Information, the Partnership restated previously reported information for the nine months ended September 30, 2005 and 2004.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

9.	Restatement for Lease Segment (continued)

	2005	2004
RV Parking
Revenue	$420,000	$605,000
Expenses	119,000	162,000

Income	$301,000	$443,000

Retail
Revenue	$152,000	$273,000
Expenses	141,000	269,000

Income	$11,000	$4,000

Segment Restatement, total
Revenue	$572,000	$878,000
Expenses	260,000	431,000

Income, restated segment	$312,000	$447,000
Lease income	250,000	154,000

Lease segment	$562,000	$601,000

The following is scheduled minimum future rentals receivable on the KOA lease at September 30, 2005:

2005	$33,000
2006	238,000
2007	342,000
2008	408,000
2009	429,000
2010	450,000
Thereafter	2,441,000

$4,341,000

10.	Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Partnership for loans from affiliates and bank loans with similar terms and maturities, the fair value of payable to affiliates and notes payable to the bank approximates the carrying amount.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

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

September 30, 2005

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis

The revenues and expenses of the Partnership for the nine months ended September 30, 2005 are generated from the operations of Tower Park Marina in the Sacramento – San Joaquin Delta near Sacramento, California and its majority-owned subsidiary, Little Potato Slough Mutual Water Company. As of September 30, 2005, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	222	(1)	93.2%
Dry storage	179		73.22%

(1)	non-transient spaces only

For the nine months ended September 30, 2005, revenues for Tower Park declined $80,000 to $1,596,000. The decrease was the net result of declines in lease income ($39,000) fuel service ($6,000), and other, ($58,000) offset by increases in slip rentals of $4,000 and water and sewer of $19,000.

The Partnership’s net loss of $362,000 for the nine months ended September 30, 2005 is $101,000 more than the loss incurred in the same period a year ago. The increase in loss reflects a decline in activity at the property from the previous year, and an increase in interest and maintenance costs.

Liquidity and capital resources

Included in the Partnership’s net loss of $362,000 is $224,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $138,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

The Partnership’s ability to continue to operate through 2005 and beyond is contingent on among other factors, the improvement in Tower Park Marina operations and continued advances (or deferrals) by the General Partners and/or its affiliates. With the leasing of the RV Park and Retail operations effective August 1, 2005, management anticipates that partnership net income will improve, as many shared expenses will be reduced or eliminated altogether. The feasibility of building a larger dry storage building continues to be evaluated.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2005

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

There were no reports on Form 8-K filed with the Commission for the quarter ended September 30, 2005

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 14, 2005

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis Vice President