Form 10KSB
period 2005-12-31
TOWER PARK MARINA INVESTORS LP
filed 2006-06-27
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2005

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

State issuer’s revenues for its most recent fiscal year. $2,129,000.00

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

The Partnership was formed to acquire and improve existing marinas and related facilities and, to a lesser extent, to develop marina facilities. Marina facilities typically contain wet and/or dry boat storage facilities, gasoline sales facilities and may contain one or more related facilities such as a recreational vehicle (“RV”) or campground facilities, boat trailer storage facilities, boat rental and sales facilities, restaurants or similar facilities, and boat supply and sundries stores. Substantially all of our income is derived from the rental of wet and/or dry boat storage facilities and related facilities, such as boat trailer storage facilities, and from the receipt of rental payments under leases or subleases.

Our principal investment objectives are to (1) preserve and protect invested capital; (2) provide cash distributions from property operations; (3) maximize the potential for appreciation in value of the property; and (4) build up equity through the reduction of the mortgage loan on the property.

The General Partners or an affiliate supervise the construction of improvements to the property.

As of December 31, 2005 and 2004, the Partnership owned one property, known as Tower Park Marina. Reference is made to Item 2 for additional information about this property.

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

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. The California Regional Water Quality Control Board (“CRWQCB”) required groundwater sampling and monitoring on a quarterly basis. In March 2003, the CRWQCB determined that the site had been sufficiently remediated and that they would require no further monitoring. The monitoring wells have been abandoned and sealed and we received a final closure letter in December 2003. To date we have incurred $118,000 in monitoring costs. No costs were incurred in 2004 or 2005.

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

Personnel

There are 13 persons who render service on our behalf on a full-time basis, and 1 person who renders services on a part-time basis. These persons include managers, assistant managers, relief managers, area managers, accounting, administrative and clerical personnel, construction, dock personnel and development and supervision personnel. The persons rendering services on a part-time basis may also render services on behalf of one or more of WMMI, Westrec Financial, other partnerships organized by Westrec Financial and other persons or entities owning properties managed by WMMI.

ITEM 2. Description of Property.

As of December 31, 2005, the Partnership owned Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. Tower Park Marina is situated on 44.5 acres, of which 14 acres are leased from the CSLC. Tower Park Marina improvements and operations currently consist of the following: (a) 205 covered slips contained in 17 covered sheds; (b) 179 open slips; (c) end ties for approximately 17 boats; (d) an RV facility containing approximately 380 existing spaces; (e) a gas dock facility; (f) three warehouse buildings utilized as a restaurant and bar, store, boat sales offices, and maintenance shop containing three covered dry boat storage areas with capacity for approximately 63 boats; and (g) additional dry storage areas with capacity for approximately 112 boats. The covered boat slips at Tower Park Marina are typically rented on a month to month basis. Most of the open boat slips and the lineal boat dockage at Tower Park Marina are rented on a monthly, weekly or daily basis. The RV facility consists of permanent (rented on an annual basis) RV camping and transient RV camping all of which were leased to KOA effective August 1, 2005 (see Note 10 of the consolidating financial statement for additional information). As of May 21, 2006, the permanent wet slip facilities (consisting of 222 slips) were approximately 92.3% leased.

The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 2005, rent expense for the CSLC Lease was $40,000.

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

As of December 31, 2005, WMMI had acquired 981 Units in the Partnership, representing 21.8% of the outstanding units at an average price of $235 per unit.

Exclusive of the General Partners’ interests in Partnership, as of December 31, 2005, there were approximately 826 Unit holders of record.

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

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Tower Park Marina was purchased in February 1988 and as of December 31, 2005, $11,570,000 in capital costs have been incurred as part of its acquisition and subsequent improvement.

The operations of our marina are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions.

Presentation of Financial Statements

The financial statements of the Partnership reflect the ongoing business in the slip rental, water and sewer, fuel sales, and leasing, and other segments.

Results of Operations

Historically, the Partnership’s revenues were generated primarily from slip rentals, RV parking, retail sales, fuel sales and the restaurant and boat service segments. Effective August 1, 2005, the Partnership entered into a ten year agreement with Kampgrounds of America (KOA) to lease the RV parking and Retail operations at the property. The average lease payment over the lease term is $36,000 per month. In addition, KOA has committed to spend $2 million improving the property over the 10 year term of its lease. KOA maintains nearly 500 quality campground facilities throughout North America. Management believes that by leasing these operations the operating income from the property will stabilize and will ultimately increase. In addition to the costs that are attributed to these operations on a segment basis, there will be significant reductions in shared expenses for the property, including administrative and advertising costs, utilities, insurance, property taxes and management fees. In addition to these costs savings, management believes that the KOA facility will complement the marina operation and enhance the quality of services provided to customers, as well as provide a draw for new customers to the property.

2005 Compared to 2004

For the year ended December 31, 2005, The Partnership reported a net loss of $592,000, a decline of $141,000 over 2004. The change is the net result of an increase in interest expense, declining margins for water and sewer, offset by a slight improvement in operating results. The increase in interest expense in 2005 is primarily due to the increase in the prime interest rate, which resulted in a $96,000 increase in interest incurred on liabilities to affiliates. Included in the net loss of $592,000 is $316,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $276,000. This deficit was covered by additional advances from the Corporate General Partner and/or its affiliates and by the deferral of interest and management fee payments due to the Corporate General Partner and/or its affiliates.

For the year ended December 31, 2005, the net operating cash flow (Tower Park’s operating income before debt service, depreciation and amortization, deferred scheduled rents and partnership administrative costs) for Tower Park Marina was $188,000, compared to $288,000 in 2004. The decline was primarily the result of leasing the RV park and retail operation to KOA effective August 1, 2005.

Tower Park Marina’s slip rental revenues (which includes both wet slip and dry storage revenues) increased $14,000 to $812,000 in 2005, which is attributable to both an increase in wet slip occupancies and an increase in rates.

Fuel service revenues declined $5,000 to $271,000, however operating income from fuel sales improved slightly, by $1,000 to $36,000.

Water and sewer revenues increased $22,000, due to rate increases. Operating margins from water and sewer continued to decline due to higher operating costs.

Lease income decreased $19,000 in 2005. As noted above, the RV park and Retail operations were leased to KOA effective August 1, 2005. This resulted in a drop in the operating income for the RV Park of $240,000. This decline in income was offset by a $5,000 increase in retail operations and a $216,000 increase in lease income, of which $180,000 represents amounts received from KOA.

Cost of operations declined $80,000, the result of efficiencies gained from negotiation of the KOA lease and their assumption of certain operating costs.

Interest expense increased $99,000, primarily due to the additional advances from affiliates and the increase in the prime interest rate incurred on liabilities to affiliates.

Depreciation and amortization increased $29,000 in 2005 due to a full years amortization expense on additional assets being placed into service during 2004.

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

Liquidity and Capital Resources

Since its inception in 1988 the Partnership has operated at a deficit. These deficits have been partially covered by advances from the General Partners or its affiliates ($4,154,000 through December 31, 2005) and cash reserves.

The CSLC Lease requires minimum quarterly payments of $10,000 and the note secured by Tower Park requires monthly payments of $30,000.

Net operating cash flow from the operations of Tower Park for 2004 was $188,000 and reflects $103,000 of management fees paid to WMMI. As payments to the Corporate General Partner or its affiliates can be deferred, as necessary, the amount available for making the Partnership’s annual debt service payments of $361,000 was approximately $291,000. As expenditures for capital improvements are discretionary, the amount and timing of these expenditures can be adjusted based on the operating results and cash flow of the Partnership.

Our ability to continue to operate through 2006 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and either continued advances from the General Partners or the deferral of payments to the General Partners or their affiliates for management fees and interest. There can be no assurance that these conditions will be met or that the Registrant will be able to continue as a going concern.

Off-Balance Sheet Arrangements

Partnership has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Long term Debt Obligations	3,959,000	133,000	294,000	335,000	3,197,000
Capital Lease Obligations	17,000	7,000	9,000	1,000	—
Operating Lease Obligations	724,000	40,000	80,000	80,000	524,000
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—

Total	4,700,000	180,000	383,000	416,000	3,721,000

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

(c)

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

Name	Age	Office and Date of Election	Business Experience During Past 5 Years
Michael M. Sachs	65	President, Secretary and Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997)	Mr. Sachs is President, Secretary and Director of Westrec Financial and President of Westrec Properties (1990) and Vice-President, Secretary and Director of WMMI (1987). Mr. Sachs has been a director of New Century Financial Corporation, a residential mortgage brokerage, since its inception in 1995.

Jeffrey K. Ellis	45	Vice President (1990) and Chief Financial Officer (1996) of the Corporate General Partner and Vice President and Chief Financial Officer of Tower Park Operating Corporation (1997).	Mr. Ellis is Vice President (1990) and Chief Financial Officer (1996) for Westrec Financial, Inc., Westrec Properties, Inc. and Westrec Marina Management, Inc.

William W. Anderson	57	Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997).	Mr. Anderson is the President (1990) and Director (1995) of Westrec Marina Management, Inc. and is a Director of Westrec Financial, Inc. (1996) and Westrec Properties, Inc. (1996).

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

To our knowledge, based solely on review of the copies of such reports furnished to the us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Partnership were complied with.

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

	Number of Limited Partnership Units Owned at May 1, 2006	Percent of Class
Name and Address of Beneficial Owner
Westrec Marina Management, Inc.	1010	22.4%
16633 Ventura Blvd., 6th Floor
Encino, CA 91436

The Partnership has no officers or directors.

As of December 31, 2005, the General Partners had contributed an aggregate of $1,000 to the capital of Partnership. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of the Partnership. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, which is a wholly owned subsidiary of Westrec Financial.

Westrec Financial (which may be deemed a parent of the Partnership) has two classes of authorized stock, Common Stock and Convertible Participating Preferred Stock (the “Preferred Stock”), which vote together as a class, except with respect to the election of directors. Michael M. Sachs, an officer and director of both Westrec Financial and the Corporate General Partner, owns 100% of the Common Stock of Westrec Financial. As of December 31, 2005, there was no Preferred Stock outstanding.

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

ITEM 12. Certain Relationships and Related Transactions.

The General Partners and their affiliates are entitled to the following compensation:

1. “Acquisition and Development Fees” to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for the Partnership, in an amount equal to

6% of the purchase price or the cost of construction of the properties. “Cumulative Acquisition and Development Fees” paid to the General Partners and their affiliates through December 31, 2005 totaled $1,696,000, ($21,000 of which was paid in 2005).

2. A “Loan Brokerage Fee” to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2005 totaled $96,000 (none of which was paid in 2005).

3. The Corporate General Partner made advances to the Partnership during 1998, 1999, 2000, 2001, 2002, 2003, 2004 and 2005 to cover operating deficits and capital expenditures. At December 31, 2005, these advances totaled $4,154,000 ($856,000 of which were made in 2005), and accrue interest at prime plus 1% (8.25% at December 31, 2005). Interest paid or accrued to the Corporate General Partner for 2005 totaled $256,000.

4. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed to reduce their share of any future distributions to 1%. No such distributions were made during 2005 and none are expected in 2006.

The Partnership and WMMI, a subsidiary of Westrec Financial, have entered into a management agreement pursuant to which WMMI is entitled to receive, as compensation for its management services, a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the “Gross Revenue” from operations of the properties and (ii) 6% of the “Net Sales Revenue” from operations of the properties. The term “Gross Revenue” means all receipts (net of security deposits returned to the tenants) from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term “Net Sales Revenue” means all receipts from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of the Partnership). The management fee will cover, without additional expense to the Partnership, the time WMMI’s executive officers expend on project management and WMMI’s overhead costs such as its expenses for rent, utilities and servicing of the Partnership’s accounts payable. During 2005, $103,000 was paid or accrued by the Partnership to WMMI pursuant to the management agreements.

ITEM 13. Exhibits, List and Reports on Form 8-K

a.	1.	Financial statements
The financial statements listed in the accompanying Index to Financial Statements and Schedule are filed as part of this report.
	2.	Financial statements schedule
The financial statements schedule listed in the accompanying Index to Financial Statements and Schedule are filed as part of this report.
	3.	Exhibits
See Index to Exhibits contained herein.
b.	Reports on Form 8-K
None.

ITEM 14. Principal Accountant Fees and Services

The following audit services were provided by Vasquez & Company LLP during fiscal 2005 and 2004:

	2005	2004
Audit fees (1)	$35,000	$27,000
Audit-related fees	0	0
All other fees	0	0

Total	$35,000	$27,000

(1)	Audit Related Fees

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

TOWER PARK MARINA INVESTORS, L.P., (formerly PS MARINA INVESTORS I), a California Limited Partnership

Dated: June 27, 2006	By:	Westrec Investors, Inc.,
(formerly PS MARINA INVESTORS, INC.)
General Partner

By:	/s/ Michael M. Sachs
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature	Capacity	Date

Principal Executive Officer	President, Secretary and Director of Westrec Investors, Inc., the Corporate General Partner of the Partnership	June 27, 2006
/s/ Michael M. Sachs
Michael M. Sachs

Principal Operating Officer	Director of Westrec Investors, Inc., the Corporate General Partner of the Partnership.	June 27, 2006
/s/ William W. Anderson
William W. Anderson

Principal Financial and Accounting Officer	Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the Partnership	June 27, 2006
/s/ Jeffrey K. Ellis
Jeffrey K. Ellis

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

We have audited the accompanying consolidated balance sheet of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary (the Partnership), as of December 31, 2005, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 listed in the accompanying index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary as of December 31, 2005, and the results of their operations and cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule as of December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth thereon.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 12, the Partnership’s property is not generating a satisfactory level of cash flow and cash flow projections do not indicate significant improvement in the near term. These circumstances raise substantial doubt about the Partnership’s ability to recover the carrying value of its assets (notwithstanding the writedown of the marina facility to its net realizable value) and to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

/S/ Vasquez & Company LLP
Los Angeles, California
June 1, 2006

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS
Cash	$57,000
Reserve fund	78,000
Accounts receivable	156,000
Tower Park Marina, net (Note 2)	2,407,000
Water and sewer facilities, net (Note 3)	391,000
Other assets, net (Note 4)	338,000

$3,427,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$309,000
Payable to affiliates (Note 6)	4,154,000
Deferred rentals	25,000
Notes payable (Note 5)	3,976,000

8,464,000

Minority partners’ interest	146,000

Commitments and contingencies (Note 7)	—

Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(4,269,000)
Deferred contributions	(76,000)

(4,345,000)
General partners’ deficit	(838,000)

Total partners’ deficit	(5,183,000)

$ 3,427,000

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2005 and 2004

	2005	2004
Revenues:
Slip rental	$812,000	$798,000
Fuel service	271,000	276,000
Water and sewer	219,000	197,000
Lease	748,000	767,000
Minority partners’ interest	66,000	31,000
Other income	13,000	77,000

	2,129,000	2,146,000

Expenses:
Slip rental	111,000	86,000
Fuel service	235,000	241,000
Water and sewer	298,000	226,000
Cost of operations	1,132,000	1,212,000
Interest expense	526,000	427,000
Depreciation and amortization	316,000	287,000
Management fees (Note 6)	103,000	118,000

	2,721,000	2,597,000

Net loss	$(592,000)	$(451,000)

Allocation of net loss:
Limited Partners’	$(586,000)	$(446,000)
General Partners’	(6,000)	(5,000)

	$(592,000)	$(451,000)

Limited Partners’ net loss per unit:	$(129.99)	$(98.94)

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

For the years ended December 31, 2005 and 2004

	General Partners	Limited Partners	Total
Balances at December 31, 2003	$(827,000)	$(3,313,000)	$(4,140,000)
Net loss	(5,000)	(446,000)	(451,000)

Balances at December 31, 2004	(832,000)	(3,759,000)	(4,591,000)
Net loss	(6,000)	(586,000)	(592,000)

Balances at December 31, 2005	$(838,000)	$(4,345,000)	$(5,183,000)

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(592,000)	$(451,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	316,000	287,000
Minority partners’ contribution	80,000	—
Minority partners’ interest	(66,000)	(31,000)
Increase in accounts receivable	(42,000)	(18,000)
Increase in other assets	(119,000)	—
Increase in accounts payable and accrued expenses	43,000	24,000
Decrease in deferred rentals	(56,000)	(4,000)

Cash flow used for operating activities	(436,000)	(193,000)

Cash flows from investing activities:
Improvements to marina facilities	(237,000)	(155,000)
Improvements to water and sewer facilities	—	(206,000)
(Increase) decrease in reserve fund	(69,000)	28,000

Cash flow used for investing activities	(306,000)	(333,000)

Cash flows from financing activities:
Repayments to, borrowings on notes payable, net	(132,000)	75,000
Advances from affiliates, net	856,000	395,000

Net cash provided by financing activities	724,000	470,000

Net decrease in cash	(18,000)	(56,000)
Cash at the beginning of year	75,000	131,000

Cash at the end of year	$57,000	$75,000

See accompanying notes and report of independent auditors.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

December 31, 2005

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Reserve Fund

The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. The reserve fund balance as of December 31, 2005 was $78,000.

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

Net Realizable Value Reserve

As of December 31, 2005 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina. The reserve represents an aggregate cost adjustment to individual assets and no restoration of this previously recognized reserve is permitted.

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

December 31, 2005

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

Taxes Based on Income

Taxes based on income are the responsibility of the individual partners and, accordingly, are not reflected in the accompanying financial statements. The difference between the tax basis and the reported amounts of the Partnership’s assets and liabilities is attributable to the net realizable value reserve of $2,193,000 and accumulated depreciation of $1,614,000.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable. Changes in depreciation, amortization, or depletion for long-lived, non-financial assets are accounted for as a change in accounting estimate that is affected by a change in accounting principle, under the newly issued standard.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

SFAS 154 replaces APB Opinion No. 20 and SFAS 3. SFAS 154 carries forward many provisions of Opinion 20 and SFAS 3 without change including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. The FASB decided to completely replace Opinion 20 and SFAS 3 rather than amending them in keeping to the goal of simplifying U.S. GAAP. The provisions of SFAS No. 154 are not expected to have a material effect on the Partnership’s consolidated financial position or results of operation.

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $13,000 for the year ended December 31, 2005. At December 31, 2005, Tower Park Marina is composed of the following:

Land	$1,040,000
Buildings	2,432,000
Improvements	2,328,000
Floating docks	3,260,000
Furniture, fixtures and equipment	1,569,000
Leasehold interest	941,000

11,570,000
Less accumulated depreciation and amortization	(6,970,000)

4,600,000
Net realizable value reserve	(2,193,000)

$2,407,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

3.	Water and Sewer Facilities

Water and sewer facilities as of December 31, 2005 is composed of the following:

Water and sewer facilities	$548,000
Less accumulated depreciation	(157,000)

$391,000

4.	Other Assets

Other assets as of December 31, 2005 is composed of the following:

Inventory	$33,000
Capitalized financing costs	120,000
Deferred scheduled rents	127,000
Other	85,000

365,000
Accumulated amortization	(27,000)

$338,000

Capitalized financing costs as of December 31, 2005 consist of $120,000 in costs incurred in obtaining the new financing of the marina. These costs are being amortized over the 10 year term of the new note.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

Deferred scheduled rents at December 31, 2005 represent deferred lease payments receivable from new lessee, Kampgrounds of America (“KOA”) (see Note 10). Deferred scheduled rents are calculated as the difference between the average monthly lease income to be earned over the 10 year term of the lease and payments due under the terms of the lease.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

5.	Notes Payable

Notes payable as of December 31, 2005 include the following:

Note payable dated August 21, 2003 collateralized by a deed of trust on Tower Park Marina	$3,774,000
Other	202,000

$3,976,000

At December 31, 2005 future principal payments are as follows:

Year
2006	$139,000
2007	146,000
2007	156,000
2008	163,000
2009	173,000
Thereafter	3,199,000

$3,976,000

The note payable dated August 21, 2003 was for an initial amount of $4,000,000. This note bears interest at 6.625% per annum, with monthly principal and interest payments of $30,118, and matures on September 1, 2013. The holder of the note has the one time right, on September 1, 2008, to adjust the interest rate to the then “current index” rate plus 3.5%.

Interest paid on the note for the years ended December 31, 2005 and 2004 was $270,000 and $267,000, respectively.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the year ended December 31, 2005 and 2004 were $103,000 and $118,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (8.25% at December 31, 2005). Total interest accrued to Westrec for the year ended December 31, 2005 was $256,000 and $160,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the year ended December 31, 2005.

7.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $40,000 for each of the years ended December 31, 2005 and 2004.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

7.	Commitments and Contingencies (continued)

Future minimum lease payments under this lease are as follows:

Year
2006	$40,000
2007	40,000
2008	40,000
2009	40,000
2010	40,000
Thereafter	524,000

$724,000

8.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $14,000 and $13,000 for calendar years 2005 and 2004. The Partnership may match up to 50% of the employees quarterly contribution up to $1,250 per year.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type.

9.	Segment Reporting

The Partnership has been aggregated into four reportable business segments (Slip rental, RV parking, Retail sales, and Fuel services): Slip rental comprise the wet boat slip rentals and dry boat storage operations at the marina. RV parking represents both long-term and transient recreational vehicle parking at the campgrounds adjacent to the marina. Retail sales segment consists of the operations of the retail boat supply and sundries store at the marina. The Fuel service segment reports the operations of the fuel dock at the marina.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

9.	Segment Reporting (continued)

Segment Information (in 000’s)	2005	2004
Revenues
Slip Rental	$812	$798
Fuel Service	271	276
Lease	748	767
Water and Sewer	219	197
Other	79	108

Total Consolidated Revenues	2,129	2,146

Depreciation
Slip Rental	77	72
Water and Sewer	39	27
Unallocated amount (2)	200	188

Total Consolidated Depreciation	316	287

Profit (Loss)
Slip Rental	624	640
Fuel Service	36	35
Lease	748	767
Water and Sewer	(118)	(56)
Other (1)	(1,882)	(1,837)

Total Loss	$(592)	$(451)

Assets
Slip Rental	$303
Fuel	20
Lease	279
Water and Sewer	581
Unallocated amount (2)	2,244

Total Consolidated Assets	$3,427

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

10.	Restatement for Lease Segment

Effective August 1, 2005, the Partnership entered into a ten year agreement with KOA to lease the RV parking and Retail operations at the property. The initial agreement requires monthly lease payments of $11,000 for 6 months, increasing to $17,000 for months 7 through 12, and escalating annually on a scheduled basis thereafter. Included in other assets is $127,000 in deferred lease payments receivable from KOA, which represents the difference between the average monthly lease income to be earned over the 10 year term of the lease and payments due under the terms of the lease.

As part of its lease agreement, KOA has committed to spend $2 million improving the property over the 10 year term of their lease. KOA maintains nearly 500 quality campground facilities throughout North America. Management believes that by leasing these operations the operating income from the property will stabilize and will ultimately increase. In addition to the costs that are attributed to these operations on a segment basis, there will be significant reductions in shared expenses for the property, including administrative and advertising costs, utilities, insurance, property taxes and management fees. In addition to these costs savings, management believes that the KOA facility will complement the marina operation and enhance the quality of services provided to customers, as well as provide a draw for new customers to the property.

The Partnership changed the composition of its reportable segments by combining RV parking and retail into the lease segment. In accordance with paragraph 31 of FAS 131, Disclosures about Segments of an Enterprise and Related Information, the Partnership restated previously reported information for the year ended December 31, 2005 and 2004.

	2005	2004
RV Parking
Revenue	$420,000	$742,000
Expenses	119,000	201,000

Income	$301,000	$541,000

Retail
Revenue	$152,000	$306,000
Expenses	141,000	300,000

Income	$11,000	$6,000

Segment Restatement, total
Revenue	$572,000	$1,048,000
Expenses	260,000	501,000

Income, restated segment	312,000	547,000
Lease income	436,000	220,000

Lease segment	$748,000	$767,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

10.	Restatement for Lease Segment (continued)

The following is scheduled minimum future rentals receivable on the KOA lease at December 31, 2005:

2006	$238,000
2007	342,000
2008	408,000
2009	429,000
2010	450,000
Thereafter	2,441,000

$4,308,000

11.	Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Partnership for loans from affiliates and bank loans with similar terms and maturities, the fair value of payable to affiliates and notes payable to the bank approximates the carrying amount.

12.	Going Concern

The Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term. These matters raise substantial doubt about the Partnership’s ability to recover the carrying value of its assets, (not withstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern. The Partnership’s ability to continue to operate through 2006 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management’s plans include the expenditure of approximately $150,000 (unaudited) in additional repairs and capital improvements during 2006, which management believes will continue to improve the operations of the property. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

TOWER PARK MARINA INVESTORS LP

a California Limited Partnership

SCHEDULE III - REAL ESTATE AND

ACCUMULATED DEPRECIATION

			Initial Cost		Cost Subsequent to Acquisition	Gross Carrying Amount at December 31, 2005
Date Acquired	Description	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation
02/88	Tower Park	$3,757,000	$1,040,000	$6,213,000	$4,317,000	$1,040,000	$10,530,000	$11,570,000	$6,970,000
	Net Realizable Value Reserve							(2,193,000)	0

		$3,757,000	$1,040,000	$6,213,000	$4,317,000	$1,040,000	$10,530,000	$9,377,000	$6,970,000

TOWER PARK MARINA INVESTORS LP

a California Limited Partnership

SCHEDULE III - REAL ESTATE AND

ACCUMULATED DEPRECIATION ( continued )

REAL ESTATE RECONCILIATION

Year Ended December 31, 2005
Balance at beginning of the year	$9,152,000
Contruction in progress and improvements to facilities during the year	225,000
Acquisitions during the year
Deductions during the year

Balance at the end of the year	$9,377,000

ACCUMULATED DEPRECIATION RECONCILIATION

Year Ended December 31, 2005
Balance at beginning of the year	$6,717,000
Additions during the year:
Depreciation	265,000
Deductions during the year	(12,000)

Balance at the end of the year	$6,970,000

The aggregate cost for Federal income tax purposes is $ 11,570,000.