Form 10QSB
period 2006-03-31
TOWER PARK MARINA INVESTORS LP
filed 2006-07-19
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☒

As of March 31, 2006, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-QSB

For quarter ended March 31, 2006

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEET

March 31, 2006

(Unaudited)

ASSETS
Cash	$66,000
Reserve fund	35,000
Accounts receivable	125,000
Tower Park Marina, net (Note 2)	2,358,000
Water and sewer facilities, net (Note 3)	381,000
Other assets, net (Note 4)	377,000

$3,342,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$224,000
Payable to affiliates (Note 6)	4,266,000
Deferred rentals	49,000
Notes payable (Note 5)	3,944,000

8,483,000

Minority partners’ interest	137,000

Commitments and contingencies (Note 7)	—
Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(4,363,000)
Deferred contributions	(76,000)

(4,439,000)
General partners’ deficit	(839,000)

Total partners’ deficit	(5,278,000)

$3,342,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three-month periods ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Revenues:
Slip rental	$207,000	$193,000
Fuel service	23,000	27,000
Water and sewer	37,000	36,000
Lease	176,000	132,000
Minority partners’ interest	9,000	8,000
Other income	7,000	7,000

	459,000	403,000

Expenses:
Slip rental	23,000	19,000
Fuel service	27,000	34,000
Water and sewer	65,000	46,000
Cost of operations	184,000	301,000
Interest expense	153,000	115,000
Depreciation and amortization	82,000	73,000
Management fees (Note 6)	20,000	24,000

	554,000	612,000

Net loss	$(95,000)	$(209,000)

Allocation of net loss:
Limited Partners’	$(94,000)	$(207,000)
General Partners’	(1,000)	(2,000)

	$(95,000)	$(209,000)

Limited Partners’ net loss per unit:	$(20.85)	$(45.92)

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-month periods ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(95,000)	$(209,000)
Adjustments to reconcile net loss to net cash Provided by (used for) operating activities:
Depreciation and amortization	82,000	73,000
Minority partners’ interest	(9,000)	(8,000)
Decrease in accounts receivable	31,000	7,000
Increase in other assets	(42,000)	(7,000)
(Decrease) increase in accounts payable and accrued expenses	(85,000)	3,000
Increase (decrease) in deferred rentals	24,000	(3,000)

Cash flow used for operating activities	(94,000)	(144,000)

Cash flows from investing activities:
Improvements to marina facilities	(20,000)	(31,000)
Decrease in reserve fund	43,000	—

Cash flow provided by (used for) investing activities	23,000	(31,000)

Cash flows from financing activities:
Repayments to notes payable	(32,000)	(32,000)
Advances from affiliates, net	112,000	204,000

Net cash provided by financing activities	80,000	172,000

Net increase (decrease) in cash	9,000	(3,000)
Cash at the beginning of period	57,000	75,000

Cash at the end of period	$66,000	$72,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

Reserve Fund

The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. The reserve fund balance as of March 31, 2006 was $35,000.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

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

Net Realizable Value Reserve

As of March 31, 2006 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina. The reserve represents an aggregate cost adjustment to individual assets and no restoration of this previously recognized reserve is permitted.

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

March 31, 2006

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

Taxes Based on Income

Taxes based on income are the responsibility of the individual partners and, accordingly, are not reflected in the accompanying financial statements. The difference between the tax basis and the reported amounts of the Partnership’s assets and liabilities is attributable to the net realizable value reserve of $2,193,000 and accumulated depreciation of $1,644,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

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

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $2,000 for the three-month period ended March 31, 2006. At March 31, 2006, Tower Park Marina is composed of the following:

Land	$1,040,000
Buildings	2,432,000
Improvements	2,328,000
Floating docks	3,260,000
Furniture, fixtures and equipment	1,562,000
Leasehold interest	941,000
Construction in Progress	21,000

11,584,000
Less accumulated depreciation and amortization	(7,033,000)

4,551,000
Net realizable value reserve	(2,193,000)

$2,358,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

3.	Water and Sewer Facilities

Water and sewer facilities as of March 31, 2006 are composed of the following:

Water and sewer facilities	$548,000
Less accumulated depreciation	(167,000)

$381,000

4.	Other Assets

Other assets as of March 31, 2006 are composed of the following:

Inventory	$22,000
Capitalized financing costs	120,000
Deferred scheduled rents	191,000
Other	74,000

407,000
Accumulated amortization	(30,000)

$377,000

Capitalized financing costs as of March 31, 2006 consist of $120,000 in costs incurred in obtaining the new financing of the marina. These costs are being amortized over the 10 year term of the new note.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

Deferred scheduled rents at March 31, 2006 represent deferred lease payments receivable from new lessee, Kampgrounds of America (“KOA”) (see Note 10). Deferred scheduled rents are calculated as the difference between the average monthly lease income to be earned over the 10 year term of the lease and payments due under the terms of the lease.

5.	Notes Payable

Notes payable as of March 31, 2006 include the following:

Note payable dated August 21, 2003 collateralized by a deed of trust on Tower Park Marina	$3,730,000
Other	214,000

$3,944,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

5.	Notes Payable (continued)

At March 31, 2006 future principal payments for the remainder of 2006 and the full years thereafter, are as follows:

Year
2006	$107,000
2007	146,000
2008	156,000
2009	163,000
2010	173,000
Thereafter	3,199,000

$3,944,000

The note payable dated August 21, 2003 was for an initial amount of $4,000,000. This note bears interest at 6.625% per annum, with monthly principal and interest payments of $30,118, and matures on September 1, 2013. The holder of the note has the one time right, on September 1, 2008, to adjust the interest rate to the then “current index” rate plus 3.5%.

Interest paid on the note for the three-month periods ended March 31, 2006 and 2005 was $63,000 and $66,000, respectively.

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the three-month periods ended March 31, 2006 and 2005 were $20,000 and $24,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (8.75% at March 31, 2006). Total interest accrued to Westrec for the three-month periods ended March 31, 2006 and 2005 were $85,000 and $50,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the three month periods ended March 31, 2006.

7.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

7.	Commitments and Contingencies (continued)

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $10,000 for each of the three-month periods ended March 31, 2006 and 2005.

Future minimum lease payments under this lease are as follows:

Year
2006	$30,000
2007	40,000
2008	40,000
2009	40,000
2010	40,000
Thereafter	524,000

$714,000

8.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $14,000 and $13,000 for calendar years 2006 and 2005. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type.

9.	Segment Reporting

The Partnership has been aggregated into four reportable business segments (Slip rental, Fuel services, Lease income and Water and sewer): Slip rental comprise the wet boat slip rentals and dry boat storage operations at the marina. The Fuel service segment reports the operations of the fuel dock at the marina. The Lease income segment reports the receipts for the leased operations at the property. The Water and sewer segment reflects the operations of the LPSMWC Subsidiary.

The accounting policies of the reportable segments are the same as those described in summary of significant accounting policies. The Partnership evaluates the performance of its operating segments based on income from operations before depreciation and amortization.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

9.	Segment Reporting (continued)

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table. The “other” line item includes results of insignificant operations and as it relates to segment profit (loss), income and expenses not allocated to reportable segments.

Segment Information (in 000’s)	For the three month periods ended March 31,
	2006	2005
Revenues
Slip Rental	$207	$193
Fuel Service	23	27
Lease	176	132
Water and Sewer	37	36
Other	16	15

Total Consolidated Revenues	459	403

Depreciation and amortization
Slip Rental	20	19
Water and Sewer	10	5
Unallocated amount (2)	52	49

Total Consolidated Depreciation	82	73

Profit (Loss)
Slip Rental	184	155
Fuel Service	(4)	(7)
Lease	176	132
Water and Sewer	(28)	(10)
Other (1)	(423)	(479)

Total Loss	$(95)	$(209)

Assets
Slip Rental	$128
Fuel	20
Lease	222
Water and Sewer	490
Unallocated amount (2)	2,482

Total Consolidated Assets	$3,342

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

10.	Restatement for Lease Segment

Effective August 1, 2005, the Partnership entered into a ten year agreement with KOA to lease the RV parking and Retail operations at the property. The initial agreement requires monthly lease payments of $11,000 for 6 months, increasing to $17,000 for months 7 through 12, and escalating annually on a scheduled basis thereafter. Included in other assets is $191,000 in deferred lease payments receivable from KOA, which represents the difference between the average monthly lease income to be earned over the 10 year term of the lease and payments due under the terms of the lease.

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

The Partnership changed the composition of its reportable segments by combining RV parking and retail into the lease segment. In accordance with paragraph 31 of FAS 131, Disclosures about Segments of an Enterprise and Related Information, the Partnership restated previously reported information for the three–month period ended March 31, 2005.

2005
RV Parking
Revenue	$128,000
Expenses	41,000

Income	$87,000

Retail
Revenue	$27,000
Expenses	34,000

Income	($7,000)

Segment Restatement, total
Revenue	$155,000
Expenses	75,000

Income, restated segment	80,000
Lease income	52,000

Lease segment	$132,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

10.	Restatement for Lease Segment (continued)

The following is scheduled minimum future rentals receivable on the KOA lease at March 31, 2006:

2006	$193,000
2007	342,000
2008	408,000
2009	429,000
2010	450,000
Thereafter	2,441,000

$4,263,000

11.	Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Partnership for loans from affiliates and bank loans with similar terms and maturities, the fair value of payable to affiliates and notes payable to the bank approximates the carrying amount.

12.	Going Concern

The Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term. These matters raise substantial doubt about the Partnership’s ability to recover the carrying value of its assets, (not withstanding the write-down of the marina facility to its net realizable value) and to continue as a going concern. The Partnership’s ability to continue to operate through 2006 and beyond is contingent on, among other factors, the improvement in Tower Park Marina operations and continued advances from the General Partners. Management’s plans include the expenditure of approximately $150,000 (unaudited) in repairs and capital improvements during 2006, which management believes will continue to improve the operations of the property. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2006

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis

The revenues and expenses of the Partnership for the three months ended March 31, 2006 are generated from the operations of Tower Park Marina in the Sacramento – San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company. As of March 31, 2006, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	305	(1)	89.8%
Dry storage	183		89.1%

(1)	non-transient slips only

For the three months ended March 31, 2006, revenues for Tower Park increased $56,000 to $459,000. The increase is primarily the result of increases in lease income of $44,000 and slip rental income of $14,000.

The Partnership’s net loss of $95,000 for the three months ended March 31, 2006 is a $114,000 improvement over the same period a year ago. The improvement can be attributed to the effects of the newly negotiated KOA campground lease which resulted in a $117,000 reduction in operating costs at the marina. Since the commencement of the KOA lease, numerous costs associated with the RV park and retail store operations have been eliminated or are now reimbursed. These costs include repairs and maintenance, utilities, property taxes, advertising, and other administrative costs.

Liquidity and capital resources

Included in the Partnership’s net loss of $95,000 is $82,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $13,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

The Partnership’s ability to continue to operate through 2006 and beyond is contingent on among other factors, the improvement in Tower Park Marina operations and continued advances (or deferrals) by the General Partners and/or its affiliates. Management’s plans include expenditures in excess of $150,000 in repairs and capital improvements during 2006, which management believes will continue to improve the operations of the property. In addition, the feasibility of building a new dry storage building continues to be evaluated.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2006

(Unaudited)

ITEM 3.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Principal Executive Officer, Principal Operating Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2006 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer, Principal Operating Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Partnership required to be included in our periodic filings under the Exchange Act. It should be noted that the design of any systems of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b) Changes in Internal Control Over Financial Reporting. No changes in our internal control over financial reporting have come to the attention of the Principal Executive Officer, Principal Operating Officer or Principal Financial Officer during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no reports on Form 8-K filed with the Commission for the quarter ended March 31, 2006

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: July 12, 2006

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President