Form 10QSB
period 2006-06-30
TOWER PARK MARINA INVESTORS LP
filed 2006-08-11
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes   ☒    No   ☐

As of June 30, 2006, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

TABLE OF CONTENTS

Report on Form 10-QSB

For quarter ended June 30, 2006

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEET

June 30, 2006

(Unaudited)

ASSETS
Cash	$28,000
Reserve fund	19,000
Accounts receivable	158,000
Tower Park Marina, net (Note 2)	2,329,000
Water and sewer facilities, net (Note 3)	372,000
Other assets, net (Note 4)	451,000

$3,357,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$209,000
Payable to affiliates (Note 6)	4,441,000
Deferred rentals	23,000
Notes payable (Note 5)	3,912,000

8,585,000

Minority partners’ interest	133,000

Commitments and contingencies (Note 7)	—
Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(4,445,000)
Deferred contributions	(76,000)

(4,521,000)
General partners’ deficit	(840,000)

Total partners’ deficit	(5,361,000)

$3,357,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three-month periods ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Revenues:
Slip rental	$236,000	$202,000
Fuel service	69,000	70,000
Water and sewer	58,000	44,000
Lease	178,000	248,000
Minority partners’ interest	16,000	9,000
Other income	3,000	7,000

	560,000	580,000

Expenses:
Slip rental	10,000	30,000
Fuel service	62,000	60,000
Water and sewer	80,000	56,000
Cost of operations	228,000	287,000
Interest expense	159,000	130,000
Depreciation and amortization	81,000	76,000
Management fees (Note 6)	23,000	33,000

	643,000	672,000

Net loss	$(83,000)	$(92,000)

Allocation of net loss:
Limited Partners’	$(82,000)	$(91,000)
General Partners’	(1,000)	(1,000)

	$(83,000)	$(92,000)

Limited Partners’ net loss per unit:	$(18.19)	$(20.19)

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six-month periods ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Revenues:
Slip rental	$443,000	$395,000
Fuel service	92,000	97,000
Water and sewer	95,000	80,000
Lease	354,000	380,000
Minority partners’ interest	25,000	17,000
Other income	10,000	14,000

	1,019,000	983,000

Expenses:
Slip rental	33,000	49,000
Fuel service	89,000	93,000
Water and sewer	145,000	102,000
Cost of operations	412,000	589,000
Interest expense	312,000	245,000
Depreciation and amortization	163,000	149,000
Management fees (Note 6)	43,000	57,000

	1,197,000	1,284,000

Net loss	$(178,000)	$(301,000)

Allocation of net loss:
Limited Partners’	$(176,000)	$(298,000)
General Partners’	(2,000)	(3,000)

	$(178,000)	$(301,000)

Limited Partners’ net loss per unit:	$(39.04)	$(66.10)

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-month periods ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(178,000)	$(301,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	163,000	149,000
Minority partners’ interest, net	(13,000)	(17,000)
(Increase) decrease in accounts receivable	(2,000)	21,000
Increase in other assets	(119,000)	(5,000)
(Decrease) increase in accounts payable and accrued expenses	(100,000)	2,000
Decrease in deferred rentals	(2,000)	(11,000)

Cash flow used for operating activities	(251,000)	(162,000)

Cash flows from investing activities:
Improvements to marina facilities	(60,000)	(182,000)
Decrease in reserve fund	59,000	—

Cash flow used for investing activities	(1,000)	(182,000)

Cash flows from financing activities:
Repayments to notes payable	(64,000)	(64,000)
Advances from affiliates, net	287,000	412,000

Net cash provided by financing activities	223,000	348,000

Net (decrease) increase in cash	(29,000)	4,000
Cash at the beginning of period	57,000	75,000

Cash at the end of period	$28,000	$79,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Reserve Fund

The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. The reserve fund balance as of June 30, 2006 was $19,000.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Revenue Recognition

Revenue from slip rentals are recognized over the length of the contract term. Fuel service revenues are recognized at point of sale.

Net Realizable Value Reserve

As of June 30, 2006 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina. The reserve represents an aggregate cost adjustment to individual assets and no restoration of this previously recognized reserve is permitted.

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

June 30, 2006

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

June 30, 2006

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

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $3,000 for the six-month period ended June 30, 2006. At June 30, 2006, Tower Park Marina is composed of the following:

Land	$1,040,000
Buildings	2,432,000
Improvements	2,328,000
Floating docks	3,260,000
Furniture, fixtures and equipment	1,562,000
Leasehold interest	941,000
Construction in Progress	61,000

11,624,000
Less accumulated depreciation and amortization	(7,102,000)

4,522,000
Net realizable value reserve	(2,193,000)

$2,329,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

3.	Water and Sewer Facilities

Water and sewer facilities as of June 30, 2006 are composed of the following:

Water and sewer facilities	$548,000
Less accumulated depreciation	(176,000)

$372,000

4.	Other Assets

Other assets as of June 30, 2006 are composed of the following:

Inventory	$49,000
Capitalized financing costs	120,000
Deferred scheduled rents	249,000
Other	66,000

484,000
Accumulated amortization	(33,000)

$451,000

Capitalized financing costs as of June 30, 2006 consist of $120,000 in costs incurred in obtaining the new financing of the marina. These costs are being amortized over the 10 year term of the new note.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

Deferred scheduled rents at June 30, 2006 represent deferred lease payments receivable from new lessee, Kampgrounds of America (“KOA”) (see Note 10). Deferred scheduled rents are calculated as the difference between the average monthly lease income to be earned over the 10 year term of the lease and payments due under the terms of the lease.

5.	Notes Payable

Notes payable as of June 30, 2006 include the following:

Note payable dated August 21, 2003 collateralized by a deed of trust on Tower Park Marina	$3,700,000
Other	212,000

$3,912,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

5.	Notes Payable (continued)

At June 30, 2006 future principal payments for the remainder of 2006 and the full years thereafter, are as follows:

Year
2006	$75,000
2007	146,000
2008	156,000
2009	163,000
2010	173,000
Thereafter	3,199,000

$3,912,000

The note payable dated August 21, 2003 was for an initial amount of $4,000,000. This note bears interest at 6.625% per annum, with monthly principal and interest payments of $30,118, and matures on September 1, 2013. The holder of the note has the one time right, on September 1, 2008, to adjust the interest rate to the then “current index” rate plus 3.5%.

Interest paid on the note for the six-month periods ended June 30, 2006 and 2005 was $124,000 and $131,000, respectively.

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the six-month periods ended June 30, 2006 and 2005 were $43,000 and $57,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.25% at June 30, 2006). Total interest accrued to Westrec for the six-month periods ended June 30, 2006 and 2005 were $181,000 and $114,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the six month periods ended June 30, 2006 and 2005.

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

June 30, 2006

(Unaudited)

7.	Commitments and Contingencies (continued)

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $20,000 for each of the six-month periods ended June 30, 2006 and 2005.

Future minimum lease payments under this lease are as follows:

Year
2006	$20,000
2007	40,000
2008	40,000
2009	40,000
2010	40,000
Thereafter	524,000

$704,000

8.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $15,000 and $14,000 for calendar years 2006 and 2005. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year.

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

June 30, 2006

(Unaudited)

9.	Segment Reporting (continued)

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table. The “other” line item includes results of insignificant operations and as it relates to segment profit (loss), income and expenses not allocated to reportable segments.

Segment Information (in 000’s)	For the six-month periods ended June 30,
	2006	2005
Revenues
Slip Rental	$443	$395
Fuel Service	92	97
Lease	354	380
Water and Sewer	95	80
Other	35	31

Total Consolidated Revenues	1,019	983

Depreciation and amortization
Slip Rental	39	38
Water and Sewer	19	9
Unallocated amount (2)	105	102

Total Consolidated Depreciation	163	149

Profit (Loss)
Slip Rental	371	308
Fuel Service	3	4
Lease	354	380
Water and Sewer	(69)	(31)
Other (1)	(837)	(962)

Total Loss	$(178)	$(301)

Assets
Slip Rental	$109
Fuel	20
Lease	244
Water and Sewer	472
Unallocated amount (2)	2,512

Total Consolidated Assets	$3,357

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

10.	ResRestatement for Lease Segment

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

The Partnership changed the composition of its reportable segments by combining RV parking and retail into the lease segment. In accordance with paragraph 31 of FAS 131, Disclosures about Segments of an Enterprise and Related Information, the Partnership restated previously reported information for the six–month period ended June 30, 2005.

2005
RV Parking
Revenue	$360,000
Expenses	95,000

Income	$265,000

Retail
Revenue	$97,000
Expenses	93,000

Income	$4,000

Segment Restatement, total
Revenue	$457,000
Expenses	188,000

Income, restated segment	269,000
Lease income	111,000

Lease segment	$380,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

10.	Restatement for Lease Segment (continued)

The following is scheduled minimum future rentals receivable on the KOA lease at June 30, 2006:

2006	$142,000
2007	342,000
2008	408,000
2009	429,000
2010	450,000
Thereafter	2,441,000

$4,212,000

11.	Fair Value of Financial Instruments

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

June 30, 2006

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis

The revenues and expenses of the Partnership for the six months ended June 30, 2006 are generated from the operations of Tower Park Marina in the Sacramento – San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company. As of June 30, 2006, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	305	(1)	92.1%
Dry storage	183		89.6%

(1)	non-transient slips only

For the six months ended June 30, 2006, revenues for Tower Park increased $36,000 to $1,019,000. The increase is primarily the result of the increase in slip rental income of $48,000.

The Partnership’s net loss of $178,000 for the six months ended June 30, 2006 is a $123,000 improvement over the same period a year ago. The improvement can be attributed to the effects of the newly negotiated KOA campground lease which resulted in a $177,000 reduction in operating costs at the marina. Since the commencement of the KOA lease, numerous costs associated with the RV park and retail store operations have been eliminated or are now reimbursed. These costs include repairs and maintenance, utilities, property taxes, advertising, and other administrative costs.

Liquidity and capital resources

Included in the Partnership’s net loss of $178,000 is $163,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $15,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

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

June 30, 2006

(Unaudited)

ITEM 3.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Principal Executive Officer, Principal Operating Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2006 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer, Principal Operating Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Partnership required to be included in our periodic filings under the Exchange Act. It should be noted that the design of any systems of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b) Changes in Internal Control Over Financial Reporting. No changes in our internal control over financial reporting have come to the attention of the Principal Executive Officer, Principal Operating Officer or Principal Financial Officer during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no reports on Form 8-K filed with the Commission for the quarter ended June 30, 2006

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 9, 2006 TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis Vice President