Form 10QSB
period 2006-09-30
TOWER PARK MARINA INVESTORS LP
filed 2006-11-14
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

As of September 30, 2006, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-QSB

For quarter ended September 30, 2006

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEET

September 30, 2006

(Unaudited)

ASSETS
Cash	$56,000
Reserve fund	76,000
Accounts receivable	238,000
Tower Park Marina, net (Note 2)	2,279,000
Water and sewer facilities, net (Note 3)	362,000
Other assets, net (Note 4)	512,000

$3,523,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$305,000
Payable to affiliates (Note 6)	4,577,000
Deferred rentals	33,000
Notes payable (Note 5)	3,887,000

8,802,000

Minority partners’ interest	171,000

Commitments and contingencies (Note 7)	—
Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(4,533,000)
Deferred contributions	(76,000)

(4,609,000)
General partners’ deficit	(841,000)

Total partners’ deficit	(5,450,000)

$3,523,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three-month periods ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Revenues:
Slip rental	$245,000	$212,000
Fuel service	133,000	134,000
Water and sewer	65,000	95,000
Lease	187,000	182,000
Minority partners’ interest	31,000	—
Other income	3,000	6,000

	664,000	629,000

Expenses:
Slip rental	51,000	35,000
Fuel service	110,000	102,000
Water and sewer	120,000	50,000
Cost of operations	197,000	247,000
Interest expense	168,000	139,000
Depreciation and amortization	81,000	75,000
Minority partners’ interest	—	16,000
Management fees (Note 6)	26,000	26,000

	753,000	690,000

Net loss	$(89,000)	$(61,000)

Allocation of net loss:
Limited Partners’	$(88,000)	$(60,000)
General Partners’	(1,000)	(1,000)

	$(89,000)	$(61,000)

Limited Partners’ net loss per unit:	$(19.52)	$(13.31)

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine-month periods ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Revenues:
Slip rental	$688,000	$607,000
Fuel service	225,000	231,000
Water and sewer	160,000	175,000
Lease	541,000	562,000
Minority partners’ interest	56,000	1,000
Other income	13,000	20,000

	1,683,000	1,596,000

Expenses:
Slip rental	84,000	84,000
Fuel service	199,000	195,000
Water and sewer	265,000	152,000
Cost of operations	609,000	836,000
Interest expense	480,000	384,000
Depreciation and amortization	244,000	224,000
Management fees (Note 6)	69,000	83,000

	1,950,000	1,958,000

Net loss	$(267,000)	$(362,000)

Allocation of net loss:
Limited Partners’	$(264,000)	$(358,000)
General Partners’	(3,000)	(4,000)

	$(267,000)	$(362,000)

Limited Partners’ net loss per unit:	$(58.56)	$(79.41)

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-month periods ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(267,000)	$(362,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	244,000	224,000
Minority partners’ interest, net	25,000	(1,000)
Increase in accounts receivable	(82,000)	(60,000)
Increase in other assets	(183,000)	(3,000)
(Decrease) increase in accounts payable and accrued expenses	(24,000)	89,000
Increase in interest payable	20,000	—
(Increase) decrease in deferred rentals	8,000	(47,000)

Cash flow used for operating activities	(259,000)	(160,000)

Cash flows from investing activities:
Improvements to marina facilities	(78,000)	(189,000)
Decrease in reserve fund	2,000	—

Cash flow used for investing activities	(76,000)	(189,000)

Cash flows from financing activities:
Repayments to notes payable	(89,000)	(97,000)
Advances from affiliates, net	423,000	467,000

Net cash provided by financing activities	334,000	370,000

Net (decrease) increase in cash	(1,000)	21,000
Cash at the beginning of period	57,000	75,000

Cash at the end of period	$56,000	$96,000

See accompanying notes.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Reserve Fund

The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. The reserve fund balance as of September 30, 2006 was $76,000.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Net Realizable Value Reserve

As of September 30, 2006 the Partnership owns Tower Park Marina. A net realizable value reserve of $2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows will be sufficient to recover the carrying value of the marina. The reserve represents an aggregate cost adjustment to individual assets and no restoration of this previously recognized reserve is permitted.

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

September 30, 2006

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

New Accounting Pronouncements

FASB issued in November 2004, SFAS No. 151, Inventory costs – an amendment of ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. This Statement did not affect the Partnership’s financial statements.

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

September 30, 2006

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

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $6,000 for the nine-month period ended September 30, 2006. At September 30, 2006, Tower Park Marina is composed of the following:

Land	$1,040,000
Buildings	2,432,000
Improvements	2,328,000
Floating docks	3,260,000
Furniture, fixtures and equipment	1,562,000
Leasehold interest	941,000
Construction in Progress	80,000

11,643,000
Less accumulated depreciation and amortization	(7,171,000)

4,472,000
Net realizable value reserve	(2,193,000)

$2,279,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

3.	Water and Sewer Facilities

Water and sewer facilities as of September 30, 2006 are composed of the following:

Water and sewer facilities	$548,000
Less accumulated depreciation	(186,000)

$362,000

4.	Other Assets

Other assets as of September 30, 2006 are composed of the following:

Inventory	$40,000
Capitalized financing costs	120,000
Deferred scheduled rents	291,000
Other	97,000

548,000
Accumulated amortization	(36,000)

$512,000

Capitalized financing costs as of September 30, 2006 consist of $120,000 in costs incurred in obtaining the new financing of the marina. These costs are being amortized over the 10 year term of the new note.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

Deferred scheduled rents at September 30, 2006 represent deferred lease payments receivable from new lessee, Kampgrounds of America (“KOA”) (see Note 10). Deferred scheduled rents are calculated as the difference between the average monthly lease income to be earned over the 10 year term of the lease and payments due under the terms of the lease.

5.	Notes Payable

Notes payable as of September 30, 2006 include the following:

Note payable dated August 21, 2003 collateralized by a deed of trust on Tower Park Marina	$3,681,000
Other	206,000

$3,887,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

5.	Notes Payable (continued)

At September 30, 2006 future principal payments for the remainder of 2006 and the full years thereafter, are as follows:

Year
2006	$50,000
2007	146,000
2008	156,000
2009	163,000
2010	173,000
Thereafter	3,199,000

$3,887,000

The note payable dated August 21, 2003 was for an initial amount of $4,000,000. This note bears interest at 6.625% per annum, with monthly principal and interest payments of $30,118, and matures on September 1, 2013. The holder of the note has the one time right, on September 1, 2008, to adjust the interest rate to the then “current index” rate plus 3.5%.

Interest paid on the note for the nine-month periods ended September 30, 2006 and 2005 was $185,000 and $203,000, respectively.

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the nine-month periods ended September 30, 2006 and 2005 were $69,000 and $83,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.25% at September 30, 2006). Total interest accrued to Westrec for the nine-month periods ended September 30, 2006 and 2005 were $280,000 and $181,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the nine month periods ended September 30, 2006 and 2005.

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

September 30, 2006

(Unaudited)

7.	Commitments and Contingencies (continued)

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $30,000 for each of the nine-month periods ended September 30, 2006 and 2005.

Future minimum lease payments under this lease are as follows:

Year
2006	$10,000
2007	40,000
2008	40,000
2009	40,000
2010	40,000
Thereafter	524,000

$694,000

8.	401(k) Plan

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

September 30, 2006

(Unaudited)

9.	Segment Reporting (continued)

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table. The “other” line item includes results of insignificant operations and as it relates to segment profit (loss), income and expenses not allocated to reportable segments.

Segment Information (in 000’s)	For the nine month periods ended September 30,
	2006	2005
Revenues
Slip Rental	$688	$607
Fuel Service	225	231
Lease	541	562
Water and Sewer	160	175
Other	69	21

Total Consolidated Revenues	1,683	1,596

Depreciation and amortization
Slip Rental	58	58
Water and Sewer	29	14
Unallocated amount (2)	157	152

Total Consolidated Depreciation	244	224

Profit (Loss)
Slip Rental	546	465
Fuel Service	26	36
Lease	541	547
Water and Sewer	(134)	9
Other (1)	(1,246)	(1,419)

Total Loss	$(267)	$(362)

Assets
Slip Rental	$89
Fuel	20
Lease	239
Water and Sewer	472
Unallocated amount (2)	2,703

Total Consolidated Assets	$3,523

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

10.	Restatement for Lease Segment

Effective August 1, 2005, the Partnership entered into a ten year agreement with KOA to lease the RV parking and Retail operations at the property. The initial agreement requires monthly lease payments of $11,000 for 6 months, increasing to $17,000 for months 7 through 12, and escalating annually on a scheduled basis thereafter. Included in other assets at September 30, 2006 is $291,000 in deferred scheduled rents receivable from KOA, which represents the difference between the average monthly lease income to be earned over the 10 year term of the lease and payments due under the terms of the lease. For the nine months ended September 30, 2006 and 2005, the Partnership received $163,000 and $22,000, respectively, in lease income from the KOA lease.

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

The Partnership changed the composition of its reportable segments by combining RV parking and retail into the lease segment. In accordance with paragraph 31 of FAS 131, Disclosures about Segments of an Enterprise and Related Information, the Partnership restated previously reported information for the nine–months ended September 30, 2005.

RV Parking
Revenue	$420,000
Expenses	119,000

Income	$301,000

Retail
Revenue	$152,000
Expenses	141,000

Income	$11,000

Segment Restatement, total
Revenue	$572,000
Expenses	260,000

Income, restated segment	312,000
Lease income	250,000

Lease segment	$562,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

10.	Restatement for Lease Segment (continued)

The following is scheduled minimum future rentals receivable on the KOA lease at September 30, 2006:

2006	$75,000
2007	342,000
2008	408,000
2009	429,000
2010	450,000
Thereafter	2,441,000

$4,145,000

11.	Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Partnership for loans from affiliates and bank loans with similar terms and maturities, the fair value of payable to affiliates and notes payable to the bank approximates the carrying amount.

12.	Subsequent Event

On October 6, 2006 the Partnership received an unsolicited offer to purchase Tower Park Marina and RV Park from Kampgrounds of America ("KOA") for $13,500,000. The non-binding letter of intent includes a provision that the marina and dry storage components of the property will be leased back to the Partnership on a long term basis. The Partnership to date has not received the Purchase and Sale Agreement and KOA has not yet made an earnest money deposit.

13.	Going Concern

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

September 30, 2006

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis

The revenues and expenses of the Partnership for the nine months ended September 30, 2006 are generated from the operations of Tower Park Marina in the Sacramento – San Joaquin Delta near Sacramento, California and its majority owned subsidiary, Little Potato Slough Mutual Water Company. As of September 30, 2006, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	306	(1)	97.42%
Dry storage	182		89.6%

(1)	non-transient slips only

For the nine months ended September 30, 2006, revenues for Tower Park increased $87,000 to $1,683,000. The increase is primarily the result of the increase in slip rental income of $81,000.

The Partnership’s net loss of $267,000 for the nine months ended September 30, 2006 is a $95,000 improvement over the same period a year ago. The improvement can be attributed to the effects of the KOA campground lease which resulted in a $227,000 reduction in operating costs at the marina. Since the commencement of the KOA lease, numerous costs associated with the RV park and retail store operations have been eliminated or are now reimbursed. These costs include repairs and maintenance, utilities, property taxes, advertising, and other administrative costs.

Liquidity and capital resources

Included in the Partnership’s net loss of $267,000 is $244,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $23,000. This deficit was covered by additional advances from the General Partner and by the deferral of interest and management fee payments due to the General Partner and/or its affiliates.

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

September 30, 2006

(Unaudited)

ITEM 3.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Principal Executive Officer, Principal Operating Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2006 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer, Principal Operating Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Partnership required to be included in our periodic filings under the Exchange Act. It should be noted that the design of any systems of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b) Changes in Internal Control Over Financial Reporting. No changes in our internal control over financial reporting have come to the attention of the Principal Executive Officer, Principal Operating Officer or Principal Financial Officer during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no reports on Form 8-K filed with the Commission for the quarter ended September 30, 2006

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 13, 2006

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President