Form 10KSB
period 2006-12-31
TOWER PARK MARINA INVESTORS LP
filed 2007-06-12
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2006 or

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

State issuer’s revenues for its most recent fiscal year. $2,211,000

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

The General Partner or an affiliate supervises the construction of improvements to the property.

As of December 31, 2006 and 2005, the Partnership owned one property, known as Tower Park Marina. Reference is made to Item 2 for additional information about this property.

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

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. The California Regional Water Quality Control Board (“CRWQCB”) required groundwater sampling and monitoring on a quarterly basis. In March 2003, the CRWQCB determined that the site had been sufficiently remediated and that they would require no further monitoring. The monitoring wells have been abandoned and sealed and we received a final closure letter in December 2003. To date we have incurred $118,000 in monitoring costs. No costs were incurred in 2005 or 2006.

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

As of December 31, 2006, the Partnership owned Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. Tower Park Marina is situated on 44.5 acres, of which 14 acres are leased from the CSLC.

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

On March 27, 2007, the Partnership completed the sale of substantially all of the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. The assets sold included the land and improvements known as Tower Park Marina, the Registrant’s 51% interest in the Little Potato Slough Mutual Water Company, the Registrant’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Registrant (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. (See Note 12 of the consolidated financial statements for additional information). As of May 14, 2007, the permanent wet slip facilities (consisting of 220 slips) were approximately 95.5% leased.

The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 2006, rent expense for the CSLC Lease was $40,000.

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

As of December 31, 2006, WMMI had acquired 1047 Units in the Partnership, representing 23.2% of the outstanding units at an average price of $236 per unit.

Exclusive of the General Partners’ interests in Partnership, as of December 31, 2006, there were approximately 809 Unit holders of record.

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

Tower Park Marina was purchased in February 1988 and as of December 31, 2006, $11,662,000 in capital costs have been incurred as part of its acquisition and subsequent improvement.

The operations of our marina are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions.

Presentation of Financial Statements

The financial statements of the Partnership reflect the ongoing business in the slip rental, water and sewer, fuel sales, and leasing, and other segments.

Results of Operations

Historically, the Partnership’s revenues were generated primarily from slip rentals, RV parking, retail sales, fuel sales and the restaurant and boat service segments. On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,154,000. The proceeds from the sale were used to repay the Partnership’s note payable and the payable to affiliates. In April of 2007, the Partnership made a distribution of $3,643,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease agreement, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. The lease has a ten-year term with three five year options. Basic rent will be $25,000 per month for the first five years .

2006 Compared to 2005

For the year ended December 31, 2006, The Partnership reported a net loss of $406,000, an improvement of $186,000 over 2005. The change is the net result of an improvement in operating revenues and decreased overhead, offset by an increase in interest expense, and declining margins for water and sewer. The increase in interest expense in 2006 is primarily due to the increase in the prime interest rate and in the principal amount owed, which resulted in a $125,000 increase in interest incurred on liabilities to affiliates. This was offset by a $6,000 dcrease in other interest. Included in the net loss of $406,000 is $324,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $82,000. This deficit was covered by additional advances from the Corporate General Partner and/or its affiliates and by the deferral of interest and management fee payments due to the Corporate General Partner and/or its affiliates.

For the year ended December 31, 2006, the net operating cash flow (Tower Park’s operating income before debt service, depreciation and amortization, deferred scheduled rents and partnership administrative costs) for Tower Park Marina was $459,000, compared to $188,000 in 2005. The improvement was primarily attributable to economies realized as a result of leasing the RV Park and retail operation to KOA effective August 1, 2005.

Tower Park Marina’s slip rental revenues (which include both wet slip and dry storage revenues) increased $102,000 to $914,000 in 2006, which is attributable to both an increase in wet slip occupancies and an increase in rates.

Fuel service revenues decreased $7,000 to $264,000, and margins from fuel sales marginally declined by $3,000 to $33,000.

Water and sewer revenues decreased $29,000, and operating margins from water and sewer continued to decline due to higher operating costs.

Lease income decreased $13,000 in 2006.

Cost of operations declined $281,000, the result of efficiencies gained from negotiation of the KOA lease and their assumption of certain operating costs.

Interest expense increased $119,000, primarily due to the additional advances from affiliates and the increase in the prime interest rate incurred on liabilities to affiliates.

Depreciation and amortization increased $8,000 in 2006 due to a full years amortization expense on additional assets being placed into service during 2005.

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

Liquidity and Capital Resources

Since its inception in 1988 the Partnership has operated at a deficit. These deficits have been partially covered by advances from the General Partners or its affiliates ($4,687,000 through December 31, 2006) and cash reserves.

The CSLC Lease requires minimum quarterly payments of $10,000 and the note secured by Tower Park requires monthly payments of $30,000.

Net operating cash flow from the operations of Tower Park for 2006 was $459,000 and reflects $93,000 of management fees paid to WMMI. As payments to the Corporate General Partner or its affiliates can be deferred, as necessary, the amount available for making the Partnership’s annual debt service payments of $361,000 was approximately $552,000. As expenditures for capital improvements are discretionary, the amount and timing of these expenditures can be adjusted based on the operating results and cash flow of the Partnership.

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,154,000. The proceeds from the sale were used to repay the Partnership’s note payable and the payable to affiliates. In April of 2007, the Partnership made a distribution of $3,643,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease agreement, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. The lease has a ten-year term with three five year options. Basic rent will be $25,000 per month for the first five years.

Off-Balance Sheet Arrangements

Partnership has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Long term Debt Obligations	3,834,000	139,000	304,000	348,000	3,043,000
Capital Lease Obligations	10,000	4,000	6,000	—	—
Operating Lease Obligations	684,000	40,000	80,000	80,000	484,000
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—
Total	4,528,000	183,000	390,000	428,000	3,527,000

ITEM 7.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements required in response to this Item 7 are submitted as part of Item 15(a) of this annual report on Form 10-KSB.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A.	Controls and Procedures

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

Name	Age	Office and Date of Election	Business Experience During Past 5 Years
Michael M. Sachs	66	President, Secretary and Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997)	Mr. Sachs is President, Secretary and Director of Westrec Financial and President of Westrec Properties (1990) and Vice-President, Secretary and Director of WMMI (1987). Mr. Sachs has been a director of New Century Financial Corporation, a residential mortgage brokerage, since its inception in 1995.

Jeffrey K. Ellis	46	Vice President (1990) and Chief Financial Officer (1996) of the Corporate General Partner and Vice President and Chief Financial Officer of Tower Park Operating Corporation (1997).	Mr. Ellis is Vice President (1990) and Chief Financial Officer (1996) for Westrec Financial, Inc., Westrec Properties, Inc. and Westrec Marina Management, Inc.

William W. Anderson	58	Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997).	Mr. Anderson is the President (1990) and Director (1995) of Westrec Marina Management, Inc. and is a Director of Westrec Financial, Inc. (1996) and Westrec Properties, Inc. (1996).

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

To our knowledge, based solely on review of the copies of such reports furnished to the us and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Partnership were complied with.

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

	Number of Limited Partnership Units Owned at May 15, 2007	Percent of Class
Name and Address of Beneficial Owner

Westrec Marina Management, Inc. 16633 Ventura Blvd., 6th Floor Encino, CA 91436	1101	24.4%

The Partnership has no officers or directors.

As of December 31, 2006, the General Partners had contributed an aggregate of $1,000 to the capital of Partnership. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of the Partnership. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, which is a wholly owned subsidiary of Westrec Financial.

Westrec Financial (which may be deemed a parent of the Partnership) has two classes of authorized stock, Common Stock and Convertible Participating Preferred Stock (the “Preferred Stock”), which vote together as a class, except with respect to the election of directors. Michael M. Sachs, an officer and director of both Westrec Financial and the Corporate General Partner, owns 100% of the Common Stock of Westrec Financial. As of December 31, 2006, there was no Preferred Stock outstanding.

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

The General Partners and their affiliates are entitled to the following compensation:

1. “Acquisition and Development Fees” to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for the Partnership, in an amount equal to 6% of the purchase price or the cost of construction of the properties. “Cumulative Acquisition and Development Fees” paid to the General Partners and their affiliates through December 31, 2006 totaled $1,704,000, ($8,000 of which was paid in 2006).

2. A “Loan Brokerage Fee” to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2006 totaled $96,000 (none of which was paid in 2006).

3. Since 1998, the Corporate General Partner has made advances to the Partnership to cover operating deficits and capital expenditures. At December 31, 2006, these advances totaled $4,687,000 ($533,000 of which were made in 2006), and accrue interest at prime plus 1% (9.25% at December 31, 2006). Interest paid or accrued to the Corporate General Partner for 2006 totaled $381,000.

4. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed to reduce their share of any future distributions to 1%. No such distributions were made during 2006 and $36,428 was paid in April of 2007.

The Partnership and WMMI, a subsidiary of Westrec Financial, have entered into a management agreement pursuant to which WMMI is entitled to receive, as compensation for its management services, a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the “Gross Revenue” from operations of the properties and (ii) 6% of the “Net Sales Revenue” from operations of the properties. The term “Gross Revenue” means all receipts (net of security deposits returned to the tenants) from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term “Net Sales Revenue” means all receipts from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of the Partnership). The management fee will cover, without additional expense to the Partnership, the time WMMI’s executive officers expend on project management and WMMI’s overhead costs such as its expenses for rent, utilities and servicing of the Partnership’s accounts payable. During 2006, $93,000 was paid or accrued by the Partnership to WMMI pursuant to the management agreements.

ITEM 13.	Exhibits, List and Reports on Form 8-K

a.	1. Financial statements

The financial statements listed in the accompanying Index to Financial Statements and Schedule are filed as part of this report.

2.	Financial statements schedule

The financial statements schedule listed in the accompanying Index to Financial Statements and Schedule are filed as part of this report.

3.	Exhibits

See Index to Exhibits contained herein.

b.	Reports on Form 8-K

None.

ITEM 14.	Principal Accountant Fees and Services

The following audit services were provided by Vasquez & Company LLP during fiscal 2006 and 2005:

	2006	2005
Audit fees (1)	$35,000	$35,000
Audit-related fees	0	0
All other fees	0	0

Total	$35,000	$35,000

(1)	Audit Related Fees

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

TOWER PARK MARINA INVESTORS, L.P., (formerly PS MARINA INVESTORS I), a California Limited Partnership

Dated: June 11, 2007	By:	Westrec Investors, Inc.,
(formerly PS MARINA INVESTORS, INC.)
General Partner

		By:	/s/ Michael M. Sachs
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature	Capacity	Date

Principal Executive Officer	President, Secretary and	June 11, 2007
/s/ Michael M. Sachs	Director of Westrec Investors,
Michael M. Sachs	Inc., the Corporate General
Partner of the Partnership

Principal Operating Officer	Director of Westrec Investors,	June 11, 2007
/s/ William W. Anderson	Inc., the Corporate General
William W. Anderson	Partner of the Partnership.

Principal Financial and Accounting Officer	Vice President and Chief	June 11, 2007
/s/ Jeffrey K. Ellis	Financial Officer of Westrec
Jeffrey K. Ellis	Investors, Inc., the Corporate
General Partner of the
Partnership

TOWER PARK MARINA INVESTORS, L.P.,

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

Index to Fin ancial Statements and Schedules

(Item 15 (a))

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Tower Park Marina Investors, L.P.,

(formerly PS Marina Investors I),

a California Limited Partnership

and Subsidiary

We have audited the accompanying consolidated balance sheet of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary (the Partnership), as of December 31, 2006, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule as of December 31, 2006 listed in the accompanying index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary as of December 31, 2006, and the results of their operations and cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule as of December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth thereon.

/s/ Vasquez & Company LLP

Los Angeles, California

May 23, 2007

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS
Cash	$35,000
Reserve fund	86,000
Accounts receivable	109,000
Tower Park Marina, net (Note 2)	2,227,000
Water and sewer facilities, net (Note 3)	359,000
Other assets, net (Note 4)	517,000

$3,333,000

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses	$230,000
Payable to affiliates (Note 6)	4,687,000
Deferred rentals	26,000
Notes payable (Note 5)	3,844,000

8,787,000

Minority partners’ interest	135,000

Commitments and contingencies (Note 7)	-

Partners' deficit:
Limited partners' deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(4,671,000)
Deferred contributions	(76,000)

(4,747,000)
General partners' deficit	(842,000)

Total partners' deficit	(5,589,000)

$3,333,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2006 and 2005

	2006	2005
Revenues:
Slip rental	$914,000	$812,000
Fuel service	264,000	271,000
Water and Sewer	190,000	219,000
Lease	735,000	748,000
Minority partners’ interest	92,000	66,000
Other income	16,000	13,000

	2,211,000	2,129,000

Expenses:
Slip rental	98,000	111,000
Fuel service	231,000	235,000
Water and sewer	375,000	298,000
Cost of operations	851,000	1,132,000
Interest expense	645,000	526,000
Depreciation and amortization	324,000	316,000
Management fees (Note 6)	93,000	103,000

	2,617,000	2,721,000

Net loss	$(406,000)	$(592,000)

Allocation of net loss:
Limited Partners'	$(402,000)	$(586,000)
General Partners'	(4,000)	(6,000)

	$(406,000)	$(592,000)

Limited Partners' net loss per unit:	$(89.17)	$(129.99)

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

For the years ended December 31, 2006 and 2005

	General Partners	Limited Partners	Total
Balances at December 31, 2004	$(832,000)	$(3,759,000)	$(4,591,000)

Net loss	(6,000)	(586,000)	(592,000)

Balances at December 31, 2005	(838,000)	(4,345,000)	(5,183,000)

Net loss	(4,000)	(402,000)	(406,000)

Balances at December 31, 2006	$(842,000)	$(4,747,000)	$(5,589,000)

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006 and 2005

	2006	2005
Net cash flows used for operating activities:

Net loss	$(406,000)	$(592,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	324,000	316,000
Minority partners’ contribution	81,000	80,000
Minority partners’ interest	(92,000)	(66,000)
Decrease (increase) in accounts receivable	47,000	(42,000)
Increase in other assets	(191,000)	(119,000)
(Decrease) increase in accounts payable and accrued expenses	(79,000)	43,000
Increase (decrease) in deferred rentals	1,000	(56,000)

Net cash flows used for operating activities	(315,000)	(436,000)

Cash flows used for investing activities:
Improvements to marina facility	(100,000)	(237,000)
Decrease in reserve fund	(8,000)	(69,000)

Cash flows used for investing activities	(108,000)	(306,000)

Cash flows from financing activities:
Repayments to notes payable	(132,000)	(132,000)
Advances from affiliates, net	533,000	856,000

Net cash provided by financing activities	401,000	724,000

Net decrease in cash	(22,000)	(18,000)

Cash at the beginning of year	57,000	75,000

Cash at the end of year	$35,000	$57,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

The General Partners in the Partnership are Westrec Investors, Inc. (formerly PS Marina Investors, Inc.), a wholly owned subsidiary of Westrec Properties, Inc. ("Westrec"), and B. Wayne Hughes, a shareholder of Westrec until June 1990. Effective March 1, 1997, the limited partners approved the substitution of Tower Park Marina Operating Corporation, a wholly-owned subsidiary of Westrec Financial, Inc., for Mr. Hughes.

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

Tower Park Marina Investors, L.P. was organized on January 6, 1988 and elected a December 31 year-end for tax reporting and financial reporting purposes. Little Potato Slough Mutual Water Company was organized on March 8, 1982 and elected a February 28 year-end for tax reporting and financial reporting purposes. The Partnership acquired a majority interest in Little Potato Slough Mutual Water Company. The Subsidiary’s February 28 financial statements are consolidated with the December 31 financial statements of the Partnership since the difference in reporting periods is not more than 93 days. There are no intervening events that may materially affect the financial position or results of operations.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Reserve Fund

The bylaws of LPSMWC require a reserve fund to be established for the replacement of its existing facilities and any expansion. This reserve is funded by monthly water and sewer charges assessed to all the shareholders. The reserve fund balance as of December 31, 2006 was $86,000.

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

Net Realizable Value Reserve

As of December 31, 2006 the Partnership owns Tower Park Marina. A net realizable value reserve of $ 2,193,000 was established at December 31, 1995 to reduce the carrying value of Tower Park Marina to its then estimated net realizable value. No addition to this reserve has been considered necessary since the Partnership has determined that, based on current cash flows, estimated future cash flows would be sufficient to recover the carrying value of the marina. The reserve represents as aggregate cost adjustment to individual assets and no restoration of this previously recognized reserve is permitted.

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

December 31, 2006

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

Tower Park Marina

Tower Park Marina is stated at cost to the Partnership less a net realizable value reserve. Provision for depreciation and amortization is calculated using the straight-line method. Depreciable lives for major asset categories are as follows:

Asset Category	Depreciable Life
Buildings	20 years
Improvements	20 years
Floating	7 years
Furniture, fixtures and equipment	7 years
Leasehold interest	life of lease

Taxes Based on Income

Taxes based on income are the responsibility of the individual partners and, accordingly, are not reflected in the accompanying financial statements. The difference between the tax basis and the reported amounts of the Partnership’s assets and liabilities is attributable to the net realizable value reserve of $2,193,000 and accumulated depreciation of $1,734,000.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

New Accounting Pronouncements (continued)

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on its financial condition or results of operations.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 may have on its financial condition or results of operations.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

2.	Tower Park Marina

Tower Park Marina, located in the Sacramento – San Joaquin Delta near Sacramento, California, includes the purchase price of the property and related acquisition and closing costs. The Partnership pays an acquisition fee of 6% of the contract purchase price of the marina facility, plus a development fee of 6% of the cost of improvements made. Capitalized as a cost of Tower Park Marina were development fees paid to Westrec of $8,000 for the year ended December 31, 2006. At December 31, 2006, Tower Park Marina is composed of the following:

Land	$1,040,000
Buildings	2,461,000
Improvements	2,328,000
Floating docks	3,295,000
Furniture, fixtures and equipment	1,597,000
Leasehold interest	941,000

11,662,000
Less accumulated depreciation and amortization	(7,242,000)

4,420,000
Net realizable value reserve	(2,193,000)

$2,227,000

3.	Water and Sewer Facilities

Water and sewer facilities as of December 31, 2006 are composed of the following:

Water and sewer facilities	$548,000
Less accumulated depreciation	(189,000)

$359,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

4.	Other Assets

Other assets as of December 31, 2006 is composed of the following:

Inventory	$23,000
Capitalized financing costs	120,000
Deferred scheduled rents	325,000
Other	88,000

556,000
Accumulated amortization	(39,000)

$517,000

Capitalized financing costs as of December 31, 2006 consist of $120,000 in costs incurred in obtaining the new financing of the marina. These costs are being amortized over the 10 year term of the new note.

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

Deferred scheduled rents at December 31, 2006 represent deferred lease payments receivable from Kampgrounds of America (“KOA”). Deferred scheduled rents are calculated as the difference between the average monthly lease income to be earned over the 10 year term of the lease and payments due under the terms of the lease.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

5.	Notes Payable

Notes payable as of December 31, 2006 include the following:

Note payable dated August 21, 2003 collateralized by a deed of trust on Tower Park Marina	$3,641,000

Other	203,000

$3,844,000

At December 31, 2006 future principal payments are as follows:

Year
2007	$143,000
2008	151,000
2009	159,000
2010	168,000
2011	180,000
Thereafter	3,043,000

$3,844,000

The note payable dated August 21, 2003 was for an initial amount of $4,000,000. This note bears interest at 6.625% per annum, with monthly principal and interest payments of $30,118, and matures on September 1, 2013. The holder of the note has the one time right, on September 1, 2008, to adjust the interest rate to the then “current index” rate plus 3.5%.

Interest paid on the note for the years ended December 31, 2006 and 2005 was $264,000 and $270,000, respectively.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

6.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the years ended December 31, 2006 and 2005 were $93,000 and $103,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrue interest at the prime rate plus 1% (9.25% at December 31, 2006). Total interest accrued to Westrec for the years ended December 31, 2006 and 2005 was $381,000 and $256,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the year ended December 31, 2006.

7.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each year

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the "CSLC Lease"). Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. The CSLC Lease provides for an annual rent based on gross receipts, with a minimum annual rent of $40,000, payable in advance in quarterly installments of $10,000. Rent expense associated with the CSLC Lease is included in cost of operations and was $40,000 for each of the years ended December 31, 2006 and 2005.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

7.	Commitments and Contingencies (continued)

Future minimum lease payments under this lease are as follows:

Year
2007	$40,000
2008	40,000
2009	40,000
2010	40,000
2011	40,000
Thereafter	484,000
$684,000

8.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $15,000 and $14,000 for calendar year 2006 and 2005. The Partnership may match up to 50% of the employees quarterly contribution up to $1,250 per year. The Partership’s matching contribution for the year ended December 31, 2006 was $1,970.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

9.	Segment Reporting (continued)

Segment Information (in 000’s)	2006	2005
Revenues
Slip Rental	$914	$812
Fuel Service	264	271
Lease	735	748
Water and Sewer	190	219
Other	108	79

Total Consolidated Revenues	2,211	2,129

Depreciation and amortization
Slip Rental	80	77
Water and Sewer	32	39
Unallocated amount (2)	212	200

Total Consolidated Depreciation	324	316

Profit (Loss)
Slip Rental	736	701
Fuel Service	33	36
Lease	735	748
Water and Sewer	(217)	(118)
Other (1)	(1,693)	(1,959)

Total loss	$(406)	$(592)

Assets
Slip Rental	$101
Fuel	20
Lease	208
Water and Sewer	527
Unallocated amount (2)	2,477

Total Consolidated Assets	$3,333

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

10.	Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Partnership for loans from affiliates and bank loans with similar terms and maturities, the fair value of payable to affiliates and notes payable to the bank approximates the carrying amount.

11.	Subsequent Event

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America ("KOA") for $13,500,000 in cash. The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,154,000. The proceeds from the sale were used to repay the Partnership’s note payable and the payable to affiliates. In April of 2007, the Partnership made a distribution of $3,643,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease agreement, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. The lease has a ten-year term with three five year options. Basic rent will be $25,000 per month for the first five years.

TOWER PARK MARINA INVESTORS LP

a California Limited Partnership

SCHEDULE III—REAL ESTATE

AND ACCUMULATED DEPRECIATION

Date Acquired	Description	Encumbrances	Initial Cost		Cost Subsequent to Acquisition	Gross Carrying Amount at December 31, 2006
			Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation
02/88	Tower Park	$3,641,000	$1,040,000	$6,213,000	$4,409,000	$1,040,000	$10,622,000	$11,662,000	$7,242,000
	Net Realizable Value Reserve							(2,193,000)

		$3,641,000	$1,040,000	$6,213,000	$4,409,000	$1,040,000	$10,622,000	$9,469,000	$7,242,000

TOWER PARK MARINA INVESTORS LP

a California Limited Partnership

SCHEDULE III —REAL ESTATE AND

ACCUMULATED DEPRECIATION ( continued )

REAL ESTATE RECONCILIATION

Year Ended December 31, 2006
Balance at beginning of the year	$9,377,000
Construction in progress and improvements to facilities during the year	92,000
Acquisitions during the year
Deductions during the year

Balance at the end of the year	$9,469,000

ACCUMULATED DEPRECIATION RECONCILIATION

Year Ended December 31, 2006
Balance at beginning of the year	$6,970,000
Additions during the year:
Depreciation	280,000
Deductions during the year	(8,000)

Balance at the end of the year	$7,242,000

The aggregate cost for Federal income tax purposes is $ 11,662,000.

INDEX TO EXHIBITS

Exhibit No.	Description	Page No. 1

4.1	Amended and Restated Agreement of Limited Partnership (form included as Exhibit A to the Prospectus of Registrant dated August 4, 1988, contained in Amendment No. 2 to Registration Statement No. 33-21021, of Registrant filed July 29, 1988, and is incorporated herein by reference).

4.2	Amended form of execution copy of Subscription Agreement/Promissory Note (filed as pages A-1 through A-6 to Post-Effective Amendment No. 1 to Registration Statement No. 33-21021 of Registrant filed February 14, 1989, and is incorporated herein by reference).

10.1	Form of Property Management Agreement between Registrant and PS Marina Management, Inc. (filed as Exhibit 10.1 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.2	Purchase Agreement dated as of November 3, 1987, among Westrec Properties, Inc. and Tower Park, Inc., together with certain documents, leases and the CSLC Lease relating to the purchase of Tower Park Marina (filed as Exhibit 10.3 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.3	Purchase Agreement, dated as of November 6, 1987, among Westrec Properties, Inc. and Chandlers Landing, Ltd., together with certain documents, subleases and the Concession Agreement relating to the purchase of Chandlers Landing Marina (filed as Exhibit 10.4 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.4	Lease Agreement, dated as of July 6, 1988, between Registrant and Marine Ventures Limited relating to restaurant/bar, general store and pontoon boat rental operation at Tower Park Marina (filed as Exhibit 10.5 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.5	Purchase Agreement, dated as of November 27, 1989, among Westrec Properties, Inc. and Marina Developers, Inc., together with certain documents relating to the purchase of ThunderBoat Marina (filed as Exhibit 28A to the Registrant’s Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

10.6.1	Purchase Agreement dated as of June 8, 1988, among Westrec Properties, Inc. and CALMAC, Inc., together with certain documents relating to the purchase of Banyan Bay Marina (filed as Exhibit 28B to the Registrant’s Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

31.1	Certification of Michael M. Sachs pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William W. Anderson pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Jeffrey K. Ellis pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.