Form 10QSB
period 2007-03-31
TOWER PARK MARINA INVESTORS LP
filed 2007-08-07
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☒    No  ☒

As of March 31, 2007, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-QSB

For quarter ended March 31, 2007

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEET

March 31, 2007

(Unaudited)

ASSETS
Cash and cash equivalents	$5,265,000
Accounts receivable	88,000
Tower Park Marina, net (Note 2)	51,000
Other assets, net (Note 3)	49,000

$5,453,000

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and accrued expenses	$600,000
Deferred gain on sale of Tower Park Marina (Note 2)	2,152,000
Payable to affiliates (Note 5)	320,000
Deferred rentals	28,000

3,100,000

Commitments and contingencies (Note 6)	—
Partners’ equity:
Limited partners’ equity, $ 5,000 per unit, 4,508 units authorized, issued and outstanding	3,192,000
Deferred contributions	(76,000)

Limited partners’ equity	3,116,000
General partners' deficit	(763,000)

Total partners’ equity	2,353,000

$5,453,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three-month periods ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Revenues:
Slip rental	$176,000	$167,000
Dry storage	45,000	40,000
Fuel service	31,000	23,000

Revenues from continuing operations	252,000	230,000

Expenses:
Slip rental	10,000	14,000
Dry storage	7,000	9,000
Fuel service	33,000	27,000
Cost of operations	200,000	184,000
Management fees (Note 5)	14,000	13,000
Depreciation	4,000	14,000

	268,000	261,000

Loss from continuing operations	(16,000)	(31,000)
Discontinued operations (Notes 2 and 9)	(165,000)	(64,000)

Loss before gain on sale	(181,000)	(95,000)
Gain on sale of Tower Park Marina	8,123,000	—

Net income (loss)	$7,942,000	$(95,000)

Allocation of net profit (loss):
Limited Partners	$7,863,000	$(94,000)
General Partners	79,000	(1,000)

	$7,942,000	$(95,000)

Limited Partners' net income (loss) per unit:
Loss from continuing operations	$(3.51)	$(6.88)
Loss from discontinued operations	(36.23)	(13.97)
Gain on sale of Tower Park Marina	1,783.89	—

Net income (loss) per unit	$1,744.23	$(20.85)

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-month periods ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net profit (loss)	$7,942,000	$(95,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on sale of Tower Park Marina	(8,123,000)	—
Depreciation and amortization	79,000	82,000
Minority partners’ interest	—	(9,000)
Decrease in accounts receivable	(37,000)	31,000
Increase in other assets	—	(42,000)
Increase (decrease) in accounts payable and accrued expenses	30,000	(85,000)
Increase (decrease) in deferred rentals	2,000	24,000

Cash flow used for operating activities	(107,000)	(94,000)

Cash flows from investing activities:
Improvements to marina facilities	(103,000)	(20,000)
Decrease in reserve fund	—	43,000
Proceeds from sale of Tower Park Marina	13,459,000	—

Cash flow provided by investing activities	13,356,000	23,000

Cash flows from financing activities:
Repayments of notes payable	(3,652,000)	(32,000)
(Repayments to) advances from affiliates, net	(4,367,000)	112,000

Net cash (used for) provided by financing activities	(8,019,000)	80,000

Net increase in cash	5,230,000	9,000
Cash at the beginning of period	35,000	57,000

Cash at the end of period	$5,265,000	$66,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

Principles of Consolidation

The financial statements of the Partnership included the accounts of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company, (“LPSMWC”) up to the date of its sale, March 28, 2007. As of March 31, 2007, the financial statements are comprised only of Tower Park Marina Investors, L.P. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

March 31, 2007

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all amounts on deposit in interest bearing and non-interest bearing demand deposit accounts as well as highly liquid investments purchased with an original maturity of three months or less.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Tower Park Marina

Tower Park Marina is stated at cost to the Partnership. Provision for depreciation and amortization is calculated using the straight-line method. Depreciable lives for the major asset categories are as follows:

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

March 31, 2007

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

2.	Tower Park Marina

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing.

The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,123,000. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April of 2007, the Partnership made a distribution of $3,643,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with FAS 98 “Accounting for Leases” $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The gain was further reduced by $416,000 of maintenance repairs identified by KOA. The Partnership will make these repairs over the next several years.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

2.	Tower Park Marina (continued)

At March 31, 2007, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

Furniture, fixtures and equipment	$170,000
Vehicles	34,000

204,000
Less accumulated depreciation	(153,000)

$51,000

3.	Other Assets

Other assets as of March 31, 2007 are composed of the following:

Inventory	$27,000
Other prepaid expenses	22,000

$49,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Notes Payable

In connection with the sale of Tower Park Marina on March 27, 2007, the Partnership was able to repay the outstanding principal and accrued interest on the notes payable. Interest paid on the note for the three months ended March 31, 2007 and 2006 was $59,000 and $63,000, respectively. A prepayment penalty of $72,000 was also paid to the lender in connection with the repayment of the outstanding balance.

5.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the three-month periods ended March 31, 2007 and 2006 were $23,000 and $20,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrued interest at the prime rate plus 1% (9.25% at March 31, 2007). Total interest accrued to Westrec for the three-month periods ended March 31, 2007 and 2006 were $ 102,000 and $85,000, respectively. In connection with the March 27, 2007 sale of Tower Park Marina, the Partnership was able to repay the outstanding principal and accrued interest on the amounts borrowed from Westrec. At March 31, 2007, the Partnership had repaid $4,460,000 of the outstanding balance. The remaining $ 320,000 was repaid in April 2007.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

6.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CLSC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease will have a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects.

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $15,500 and $15,000 for calendar years 2007 and 2006. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type.

8.	Segment Reporting

The Partnership has been aggregated into three reportable business segments (Slip rental, Dry storage and Fuel service): Slip rental reports the water-based boat slip rentals and Dry storage reports the land based boat storage operations at the marina. The Fuel service segment reports the operations of the fuel dock at the marina.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

8.	Segment Reporting (continued)

Discontinued operating segments include the Lease income segment which reports receipts for the leased operations at the property, and the Water and sewer segment which reflects the operations of the LPSMWC Subsidiary.

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

	For the three-month periods ended March 31,
Segment Information (in 000’s)	2007	2006
Revenues
Slip Rental	$176	$167
Dry Storage	45	40
Fuel Service	31	23

Total Consolidated Revenues	252	230

Profit (Loss)
Slip Rental	$166	$153
Dry Storage	38	31
Fuel Service	(2)	(4)
Other (1)	(218)	(211)

Continuing operations	(16)	(31)

Discontinued operations	(165)	(64)
Gain on Sale	8,123	—

Total Profit (Loss)	$7,942	$(95)

	2007

Assets
Slip Rental	$51
Unallocated amount (2)	5,402

Total Consolidated Assets	$5,453

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

9.	Discontinued Operations

As disclosed in Notes 2 and 5, on March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”). Pursuant to a new lease agreement, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. Discontinued operations at March 31, were comprised of:

	2007	2006
Water and Sewer Segment
Revenue	$60,000	$37,000
Expenses	100,000	65,000

Loss	$(40,000)	$(28,000)

Lease Income and Other Segment
Revenue
Lease Income	$187,000	$176,000
Other	6,000	16,000

Total Revenue	193,000	192,000

Expenses
Interest	234,000	153,000
Management fees	9,000	7,000
Depreciation	75,000	68,000

Total expense	318,000	228,000

Loss	$(125,000)	$(36,000)

Discontinued Operations, total
Revenue	$253,000	$229,000
Expenses	418,000	293,000

Loss	$(165,000)	$(64,000)

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

9.	Discontinued Operations (continued)

The major categories of discontinued assets and liabilities as of March 28, 2007 were as follows:

Assets
Reserve fund	$86,000
Accounts receivable	58,000
Marina facilities, net	2,208,000
Water and sewer facilities, net	351,000
Deferred loan costs, net	81,000
Other assets	387,000

$3,171,000

Liabilities
Accounts Payable	$76,000
Notes Payable	192,000
Minority Partners Interest	135,000

$403,000

10.	Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Partnership for loans from affiliates and bank loans with similar terms and maturities, the fair value of payable to affiliates approximates the carrying amount.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2007

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis

The continuing revenues and expenses of the Partnership for the three months ended March 31, 2007 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of March 31, 2007, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	210	(1)	93.8%
Dry storage	137		83.2%

(1)	non-transient slips only

For the three months ended March 31, 2007, revenues from continuing operations for Tower Park increased $22,000 to $252,000. This was the result of increases in revenues from all operating segments.

The Partnership’s net loss from continuing operations of $16,000 for the three months ended March 31, 2007 is a $15,000 improvement over the same period a year ago The improvement is primarily attributed to a $9,000 increase in slip rental revenues, a $5,000 increase in dry storage revenue, and the remaining $8,000 improvement in net loss from continuing operations was due to various other factors, including a $10,000 decrease in depreciation and amortization, and a $17,000 increase in operating costs.

The net loss from discontinued operations increased $101,000 to $165,000 due primarily to an $81,000 increase in interest expense and a $35,000 increase in water and sewer operating costs. The $81,000 increase in interest expense is due to increased interest rates and increased liability to affiliates. Increases in expenses were partially offset by an increase in water and sewer revenues of $24,000.

Liquidity and capital resources

The partnership had a net loss from continuing operations at March 31, 2007 of $16,000. This deficit was covered by additional advances from the General Partner and by the deferral of management fee payments due to the General Partner and/or its affiliates. As expenditures for capital improvements are discretionary, the amount and timing of these expenditures can be adjusted based on the operating results and cash flow of the Partnership.

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,123,000. The proceeds from the sale were used to repay the Partnership’s note payable and the payable to affiliates. In April 2007, the Partnership made a distribution of $3,643,000 to its partners.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2007

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis (continued)

Liquidity and capital resources (continued)

As part of the sale, the Partnership agreed to lease back the marina and dry storage facilities that comprise a portion of the property. The lease has an initial term of ten years and three five (5) year options to extend. The lease requires minimum monthly payments of $25,000 for the first five years. The Partnership will also be required to reimburse KOA approximately $40,000 for its annual obligations with respect to the CSLC lease. In addition, the Partnership is required to spend a minimum of $50,000 per year on maintenance repairs and improvements. These contractual obligations are summarized below:

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	3,262,500	225,000	600,000	600,000	1,837,500
Maintenance reserve	403,000	134,000	269,000	—	—
CSLC Lease Reimbursement	390,000	30,000	80,000	80,000	200,000
Capital Improvement Commitment	500,000	50,000	100,000	100,000	250,000
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—
Total	4,555,500	439,000	1,049,000	780,000	2,287,500

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $1,302,000, after providing for the distribution to partners of $3,643,000 (that was made in April 2007) and the repayment of $320,000 payable to affiliates (also in April 2007). Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

March 31, 2007

(Unaudited)

PART I. FINANCIAL INFORMATION

ITEM 3.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Principal Executive Officer, Principal Operating Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2007 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer, Principal Operating Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Partnership required to be included in our periodic filings under the Exchange Act. It should be noted that the design of any systems of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b) Changes in Internal Control Over Financial Reporting. No changes in our internal control over financial reporting have come to the attention of the Principal Executive Officer, Principal Operating Officer or Principal Financial Officer during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

I t ems 1 through 3 are inapplicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On January 25, 2007, the Partnership mailed to its limited partners a consent solicitation statement seeking limited partner consent to a sale of substantially all of the Partnership’s assets. The vote of a majority of the outstanding limited partnership units was required to approve the proposal. On February 23, 2007, the expiration of the consent period, 2,593 units representing 57.52 % had voted in favor of the proposal.

ITEM 5	Other Information

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

March 31, 2007

(Unaudited)

PART I. FINANCIAL INFORMATION (continued)

ITEM 6.	Exhibits and Report on Form 8K

a.	Exhibits

31.1	Certification of Michael M. Sachs pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William W. Anderson pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Jeffrey K. Ellis pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

On January 11, 2007, the Partnership filed a Current Report on Form 8-K reporting that the Partnership had entered into an agreement with Kampgrounds of America, Inc. (“KOA”) for the sale of substantially all of the Partnership’s assets for $13,500,000.

On April 3, 2007, the Partnership filed a Current Report on Form 8-K reporting that (1) the Partnership had completed the sale to KOA, (2) the Partnership had terminated an existing lease agreement with KOA , and (3) the Partnership had entered into a new lease agreement with KOA to lease back the marina facilities and dry storage buildings that makeup a portion of the property that was sold.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: June 25, 2007

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President