Form 10QSB
period 2007-06-30
TOWER PARK MARINA INVESTORS LP
filed 2007-09-12
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from:              to             .

Commission File Number: 0-17672

TOWER PARK MARINA INVESTORS, L.P.

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

As of June 30, 2007, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

TABLE OF CONTENTS

Report on Form 10-QSB

For quarter ended June 30, 2007

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEET

June 30, 2007

(Unaudited)

ASSETS
Cash and cash equivalents	$1,202,000
Accounts receivable	82,000
Tower Park Marina, net (Note 2)	57,000
Other assets, net (Note 3)	79,000

$1,420,000

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued expenses	$545,000
Deferred gain on sale of Tower Park Marina (Note 2)	2,098,000
Deferred rentals	24,000

2,667,000

Commitments and contingencies (Note 6)	—

Partners' equity:
Limited partners' equity, $ 5,000 per unit, 4,508 units authorized, issued and outstanding	(373,000)
Deferred contributions	(76,000)

Limited partners’ equity	(449,000)
General partners' deficit	(798,000)

Total partners' equity	(1,247,000)

$1,420,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three-month periods ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Revenues:
Slip rental	$196,000	$188,000
Dry storage	45,000	48,000
Fuel service	79,000	69,000
Interest income	23,000	—

Revenues from continuing operations	343,000	305,000

Expenses:
Slip rental	14,000	1,000
Dry storage	10,000	9,000
Fuel service	62,000	62,000
Cost of operations	199,000	228,000
Management fees (Note 5)	16,000	15,000
Depreciation	2,000	5,000

	303,000	320,000

Income (loss) from continuing operations	40,000	(15,000)
Discontinued operations (Notes 2 and 9)	2,000	(68,000)

Loss before gain on sale	42,000	(83,000)
Gain on sale of Tower Park Marina	—	—

Net income (loss)	$42,000	$(83,000)

Allocation of net income (loss):
Limited Partners	$42,000	$(82,000)
General Partners	—	(1,000)

	$42,000	$(83,000)

Limited Partners' net income (loss) per unit:
Income (loss) from continuing operations	$8.87	$(3.29)
Discontinued operations	.44	(14.90)
Gain on sale of Tower Park Marina	—	—

Net income (loss) per unit	$9.31	$(18.19)

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six-month periods ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Revenues:
Slip rental	$372,000	$355,000
Dry storage	90,000	88,000
Fuel service	110,000	92,000
Interest income	26,000	—

Revenues from continuing operations	598,000	535,000

Expenses:
Slip rental	24,000	15,000
Dry storage	17,000	18,000
Fuel service	95,000	89,000
Cost of operations	399,000	412,000
Management fees (Note 5)	30,000	28,000
Depreciation	6,000	19,000

	571,000	581,000

Income (loss) from continuing operations	27,000	(46,000)
Discontinued operations (Notes 2 and 9)	(166,000)	(132,000)

Loss before gain on sale	(139,000)	(178,000)
Gain on sale of Tower Park Marina	8,123,000	—

Net income (loss)	$7,984,000	$(178,000)

Allocation of net profit (loss):
Limited Partners	$7,904,000	$(176,000)
General Partners	80,000	(2,000)

	$7,984,000	$(178,000)

Limited Partners' net income (loss) per unit:
Income (loss) from continuing operations	$5.99	$(10.10)
Loss from discontinued operations	(36.60)	(28.94)
Gain on sale of Tower Park Marina	1,783.94	—

Net income (loss) per unit	$1,753.33	$(39.04)

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-month periods ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$7,984,000	$(178,000)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Gain on sale of Tower Park Marina	(8,123,000)	—
Depreciation and amortization	81,000	163,000
Minority partners’ interest	—	(13,000)
Amortization of deferred gain	(54,000)	—
Increase in accounts receivable	(31,000)	(2,000)
Increase in other assets	(30,000)	(119,000)
Decrease in accounts payable and accrued expenses	(25,000)	(100,000)
Decrease in deferred rentals	(2,000)	(2,000)

Cash flow used for operating activities	(200,000)	(251,000)

Cash flows from investing activities:
Improvements to marina facilities	(111,000)	(60,000)
Decrease in reserve fund	—	59,000
Proceeds from sale of Tower Park Marina	13,459,000	—

Cash flow provided by (used for) investing activities	13,348,000	(1,000)

Cash flows from financing activities:
Repayments of notes payable	(3,652,000)	(64,000)
Cash distributions to partners	(3,642,000)	—
(Repayments to) advances from affiliates, net	(4,687,000)	287,000

Net cash (used for) provided by financing activities	(11,981,000)	223,000

Net increase (decrease) in cash	1,167,000	(29,000)
Cash at the beginning of period	35,000	57,000

Cash at the end of period	$1,202,000	$28,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Principles of Consolidation

The financial statements of the Partnership included the accounts of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company, (“LPSMWC”) up to the date of its sale, March 28, 2007. As of June 30, 2007, the financial statements are comprised only of Tower Park Marina Investors, L.P. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

June 30, 2007

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

Cash Distributions

The General Partners interest in Cash Flow from Operations (as defined) and Cash from Sales or Refinancings (as defined) is 1%. In April 2007, the Partnership distributed $3,606,400 ($800 per unit) to the Limited Partners and $36,000 to the General Partners.

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

June 30, 2007

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

June 30, 2007

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

The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,123,000. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with FAS 98 “Accounting for Leases” $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. For the three month period ended June 30, 2007, $54,000 of the deferred gain from the sale was amortized and is reflected in cost of operations. The gain was further reduced by $416,000 of maintenance repairs identified by KOA. The Partnership will make these repairs over the next several years.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

2.	Tower Park Marina (continued)

At June 30, 2007, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

Furniture, fixtures and equipment	$178,000
Vehicles	34,000

212,000
Less accumulated depreciation	(155,000)

$57,000

3.	Other Assets

Other assets as of June 30, 2007 are composed of the following:

Inventory	$52,000
Other prepaid expenses	27,000

$79,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Notes Payable

In connection with the sale of Tower Park Marina on March 27, 2007, the Partnership was able to repay the outstanding principal and accrued interest on the notes payable. Interest paid on the note for the six months ended June 30, 2007 and 2006 was $59,000 and $63,000, respectively. A prepayment penalty of $72,000 was also paid to the lender in connection with the repayment of the outstanding balance.

5.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the six-month periods ended June 30, 2007 and 2006 were $40,000 and $43,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrued interest at the prime rate plus 1% (9.25% at June 30, 2007). Total interest accrued to Westrec for the six-month periods ended June 30, 2007 and 2006 were $ 101,000 and $181,000, respectively. In connection with the March 27, 2007 sale of Tower Park Marina, the Partnership was able to repay the outstanding principal and accrued interest on the amounts borrowed from Westrec. At June 30, 2007, the Partnership had repaid the entire balance due to Westrec.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

6.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CLSC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease will have a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $79,000 paid to KOA for the period from March 27, 2007 to June 30, 2007. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $10,000 related to the CSLC lease for the period from March 27, 2007 to June 30, 2007.

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

June 30, 2007

(Unaudited)

8.	Segment Reporting (continued)

Discontinued operating segments include the Lease income segment, which reports receipts for the leased operations at the property, and the Water and sewer segment which reflects the operations of the LPSMWC Subsidiary.

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

Segment Information (in 000’s)	For the six-month periods ended June 30,
	2007	2006
Revenues
Slip Rental	$372	$355
Dry Storage	90	88
Fuel Service	110	92
Interest income	26	—

Total Consolidated Revenues	598	535

Profit (Loss)
Slip Rental	$299	$280
Dry Storage	68	65
Fuel Service	12	1
Other (1)	(352)	(392)

Continuing operations	27	(46)

Discontinued operations	(166)	(132)
Gain on Sale	8,123	—

Total Profit (Loss)	$7,984	$(178)

	2007
Assets
Slip Rental	$57
Unallocated amount (2)	1,363

Total Consolidated Assets	$1,420

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

9.	Discontinued Operations

As disclosed in Notes 2 and 6, on March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”). Pursuant to a new lease agreement, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. Discontinued operations at June 30, were comprised of:

	2007	2006
Water and Sewer Segment
Revenue	$60,000	$95,000
Expenses	108,000	164,000

Loss	$(48,000)	$(69,000)

Lease Income and Other Segment
Revenue
Lease Income	$186,000	$354,000
Other	5,000	35,000

Total Revenue	191,000	389,000

Expenses
Interest	232,000	312,000
Management fees	10,000	15,000
Depreciation	67,000	125,000

Total expense	309,000	452,000

Loss	$(118,000)	$(63,000)

Discontinued Operations, total
Revenue	$251,000	$484,000
Expenses	417,000	616,000

Loss	$(166,000)	$(132,000)

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

9.	Discontinued Operations (continued)

The major categories of discontinued assets and liabilities as of March 27, 2007 were as follows:

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

June 30, 2007

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis

The continuing revenues and expenses of the Partnership for the six months ended June 30, 2007 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of June 30, 2007, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	218	(1)	95.9%
Dry storage	137		89.8%

(1)	non-transient slips only

For the six months ended June 30, 2007, revenues from continuing operations for Tower Park increased $63,000 to $598,000. This was the result of increases in revenues from all operating segments and interest income of $26,000.

The Partnership’s net income from continuing operations of $27,000 for the six months ended June 30, 2007 is an improvement of $73,000 from the same period a year ago The improvement was due to various factors, primarily due to the amortization of deferred gain of $54,000 and interest income of $26,000. Excluding the effect of deferred gain amortization and interest income, the Partnership’s results of continuing operations were a loss of $54,000, a decline of $8,000 from the same period a year ago. The decline was due to a $45,000 increase in operating costs, partially offset by a $37,000 increase in revenues. The improvement shown from continuing operations for the three months ended June 30, 2007 is encouraging and management will continue efforts to reduce costs.

The net loss from discontinued operations increased $34,000 to $166,000.

Liquidity and capital resources

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,123,000. The proceeds from the sale were used to repay the Partnership’s note payable and the payable to affiliates. In April 2007, the Partnership made a distribution of $3,642,000 to its partners.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

June 30, 2007

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	3,187,500	150,000	600,000	600,000	1,837,500
Maintenance reserve	400,000	131,000	269,000	—	—
CSLC Lease Reimbursement	380,000	20,000	80,000	80,000	200,000
Capital Improvement Commitment	500,000	50,000	100,000	100,000	250,000
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—
Total	4,467,500	351,000	1,049,000	780,000	2,287,500

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $1,202,000 as of June 30, 2007. Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

June 30, 2007

(Unaudited)

PART I. FINANCIAL INFORMATION

ITEM 3.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Principal Executive Officer, Principal Operating Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2007 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer, Principal Operating Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Partnership required to be included in our periodic filings under the Exchange Act. It should be noted that the design of any systems of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b) Changes in Internal Control Over Financial Reporting. No changes in our internal control over financial reporting have come to the attention of the Principal Executive Officer, Principal Operating Officer or Principal Financial Officer during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1 through 3 are not applicable.

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

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

June 30, 2007

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

DATED: September 11, 2007

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President