Form 10QSB
period 2007-09-30
TOWER PARK MARINA INVESTORS LP
filed 2007-11-15
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of September 30, 2007, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-QSB

For quarter ended September 30, 2007

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEET

September 30, 2007

(Unaudited)

ASSETS
Cash and cash equivalents	$1,184,000
Accounts receivable	104,000
Tower Park Marina, net (Note 2)	54,000
Other assets, net (Note 3)	88,000

$1,430,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$502,000
Deferred gain on sale of Tower Park Marina (Note 2)	2,045,000
Deferred rentals	23,000

2,570,000

Commitments and contingencies (Note 6)	—
Partners’ equity (deficit):
Limited partners’ equity (deficit), $5,000 per unit, 4,508 units authorized, issued and outstanding	(308,000)
Deferred contributions	(34,000)

Limited partners’ equity (deficit)	(342,000)
General partners’ deficit	(798,000)

Total partners’ equity (deficit)	(1,140,000)

$1,430,000

See accompanying notes to unaudited consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three-month periods ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Revenues:
Slip rental	$203,000	$197,000
Dry storage	45,000	48,000
Fuel service	129,000	133,000
Interest income	24,000	—

Revenues from continuing operations	401,000	378,000

Expenses:
Slip rental	11,000	22,000
Dry storage	6,000	11,000
Fuel service	117,000	110,000
Cost of operations	183,000	215,000
Management fees (Note 5)	17,000	18,000
Depreciation	2,000	5,000

	336,000	381,000

Income (loss) from continuing operations	65,000	(3,000)
Discontinued operations (Notes 2 and 9)	—	(144,000)

Income (loss) before gain on sale	65,000	(147,000)
Gain on sale of Tower Park Marina	—	—

Net income (loss)	$65,000	$(147,000)

Allocation of net income (loss):
Limited Partners	$64,000	$(146,000)
General Partners	1,000	(1,000)

	$65,000	$(147,000)

Limited Partners’ net income (loss) per unit:
Income (loss) from continuing operations	$14.20	$(.67)
Discontinued operations	—	(31.72)
Gain on sale of Tower Park Marina	—	—

Net income (loss) per unit	$14.20	$(32.39)

See accompanying notes to unaudited consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine-month periods ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Revenues:
Slip rental	$575,000	$552,000
Dry storage	135,000	136,000
Fuel service	239,000	225,000
Interest income	50,000	—

Revenues from continuing operations	999,000	913,000

Expenses:
Slip rental	35,000	55,000
Dry storage	23,000	29,000
Fuel service	212,000	199,000
Cost of operations	582,000	609,000
Management fees (Note 5)	47,000	46,000
Depreciation	8,000	24,000

	907,000	962,000

Income (loss) from continuing operations	92,000	(49,000)
Discontinued operations (Notes 2 and 9)	(166,000)	(218,000)

Loss before gain on sale	(74,000)	(267,000)
Gain on sale of Tower Park Marina	8,123,000	—

Net income (loss)	$8,049,000	$(267,000)

Allocation of net profit (loss):
Limited Partners	$7,969,000	$(264,000)
General Partners	80,000	(3,000)

	$8,049,000	$(267,000)

Limited Partners’ net income (loss) per unit:
Income (loss) from continuing operations	$20.19	$(10.87)
Loss from discontinued operations	(36.38)	(47.69)
Gain on sale of Tower Park Marina	1,783.94	—

Net income (loss) per unit	$1,767.75	$(58.56)

See accompanying notes to unaudited consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-month periods ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$8,049,000	$(267,000)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Gain on sale of Tower Park Marina	(8,123,000)	—
Depreciation and amortization	83,000	244,000
Minority partners’ interest	—	25,000
Amortization of deferred gain	(107,000)	—
Increase in accounts receivable	(53,000)	(82,000)
Increase in other assets	(39,000)	(183,000)
Decrease in accounts payable and accrued expenses	(68,000)	(24,000)
Increase in interest payable	—	20,000
(Decrease) increase in deferred rentals	(3,000)	8,000

Cash flow used for operating activities	(261,000)	(259,000)

Cash flows from investing activities:
Improvements to marina facilities	(110,000)	(78,000)
Decrease in reserve fund	—	2,000
Proceeds from sale of Tower Park Marina	13,459,000	—

Cash flow provided by (used for) investing activities	13,349,000	(76,000)

Cash flows from financing activities:
Repayments of notes payable	(3,652,000)	(89,000)
Cash distributions to partners	(3,642,000)	—
Deferred contributions received	42,000	—
(Repayments to) advances from affiliates, net	(4,687,000)	423,000

Net cash (used for) provided by financing activities	(11,939,000)	334,000

Net increase (decrease) in cash	1,149,000	(1,000)
Cash at the beginning of period	35,000	57,000

Cash at the end of period	$1,184,000	$56,000

See accompanying notes to unaudited consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

The Partnership was formed to sell a maximum of 12,000 units of limited partnership interest at $5,000 per unit ($60,000,000). The General Partners have contributed a total of $1,000. On November 27, 1989, the Partnership’s offering was terminated with 4,508 units issued, resulting in $22,540,000 of limited partner funds being raised (before commission discount of $3,000 granted to an investor). Half of each Limited Partner’s total capital contribution was deferred. The final installment was due on August 1, 1990, and $34,000 of such deferrals remains outstanding.

Principles of Consolidation

The financial statements of the Partnership included the accounts of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company, (“LPSMWC”) up to the date of its sale, March 28, 2007. As of September 30, 2007, the financial statements are comprised only of Tower Park Marina Investors, L.P. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

September 30, 2007

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

Offering and Organization Costs

Costs incurred in preparing Partnership documents, prospectuses and any other sales literature, costs incurred in qualifying the units for sale under federal and state securities laws and costs incurred in marketing the units have been charged to the limited partners’ equity to the extent the total does not exceed 5% of the gross proceeds of the offering. The amount by which these organization and registration costs exceeded 5% of the gross proceeds of the offering was borne by Westrec Investors, Inc.

Cash Distributions

The General Partners interest in Cash Flow from Operations (as defined) and Cash from Sales or Refinancing (as defined) is 1%. In April 2007, the Partnership distributed $3,606,400 ($800 per unit) to the Limited Partners and $36,000 to the General Partners. Allocations of Net Income or Loss As set forth in the Partnership Agreement, net loss shall be allocated 99% to the Limited Partners and 1% to the General Partners. Net income shall generally be allocated to Partners in proportion to their cash distributions.

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

September 30, 2007

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

September 30, 2007

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

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with FAS 98 “Accounting for Leases” $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the period from March 27, 2007 to September 30, 2007, $107,000 of the deferred gain from the sale was amortized and is reflected in cost of operations. The gain was further reduced by $416,000 of maintenance repairs identified by KOA. The Partnership will make these repairs over the next several years.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

2.	Tower Park Marina (continued)

At September 30, 2007, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

Furniture, fixtures and equipment	$175,000
Vehicles	34,000

209,000
Less accumulated depreciation	(155,000)

$54,000

3.	Other Assets

Other assets as of September 30, 2007 are composed of the following:

Inventory	$39,000
Other prepaid expenses	49,000

$88,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Notes Payable

In connection with the sale of Tower Park Marina on March 27, 2007, the Partnership was able to repay the outstanding principal and accrued interest on the notes payable. Interest paid on the note for the nine months ended September 30, 2007 and 2006 was $59,000 and $185,000, respectively. A prepayment penalty of $72,000 was also paid to the lender in connection with the repayment of the outstanding balance.

5.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the nine-month periods ended September 30, 2007 and 2006 were $57,000 and $69,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrued interest at the prime rate plus 1% (9.25% at March 27, 2007). In connection with the March 27, 2007 sale of Tower Park Marina, the Partnership was able to repay the outstanding principal and accrued interest on the amounts borrowed from Westrec. Total interest accrued to Westrec for the period ended March 27, 2007 was $101,000 and for the nine months ended September 30, 2006 was $280,000.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

6.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CLSC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease will have a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $154,000 paid to KOA for the period from March 27, 2007 to September 30, 2007. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $20,000 related to the CSLC lease for the period from March 27, 2007 to September 30, 2007, and approximately $10,000 has been spent on maintenance projects.

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

September 30, 2007

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

Segment Information (in 000’s)	For the nine-month periods ended September 30,
	2007	2006
Revenues
Slip Rental	$575	$552
Dry Storage	135	136
Fuel Service	239	225
Interest income	50	—

Total Consolidated Revenues	999	913

Profit (Loss)
Slip Rental	$497	$440
Dry Storage	104	99
Fuel Service	23	21
Other (1)	(532)	(609)

Continuing operations	92	(49)
Discontinued operations	(166)	(218)
Gain on Sale	8,123	—

Total Profit (Loss)	$8,049	$(267)

	2007
Assets
Slip Rental	$21
Unallocated amount (2)	1,409

Total Consolidated Assets	$1,430

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

9.	Discontinued Operations

As disclosed in Notes 2 and 6, on March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”). Pursuant to a new lease agreement, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. Discontinued operations at September 30, were comprised of:

	2007	2006
Water and Sewer Segment
Revenue	$60,000	$160,000
Expenses	108,000	294,000

Loss	$(48,000)	$(134,000)

Lease Income and Other Segment
Revenue
Lease Income	$186,000	$541,000
Other	5,000	69,000

Total Revenue	191,000	610,000

Expenses
Interest	232,000	480,000
Management fees	10,000	23,000
Depreciation	67,000	191,000

Total expense	309,000	694,000

Loss	$(118,000)	$(84,000)

Discontinued Operations, total
Revenue	$251,000	$770,000
Expenses	417,000	988,000

Loss	$(166,000)	$(218,000)

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis

The continuing revenues and expenses of the Partnership for the nine months ended September 30, 2007 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of September 30, 2007, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	219	(1)	98.6%
Dry storage	144		88.28%

(1)	non-transient slips only

For the nine months ended September 30, 2007, revenues from continuing operations for Tower Park increased $86,000 to $999,000. This was the result of increases in revenues from most operating segments and interest income of $50,000.

The Partnership’s net income from continuing operations of $65,000 for the three months ended September 30, 2007 is an improvement of $68,000 from the same period a year ago. The Partnership’s net income from continuing operations of $92,000 for the nine months ended September 30, 2007 is an improvement of $141,000 from the same period a year ago. The improvement was due to various factors, primarily due to the amortization of the deferred gain of $107,000, which is reported as a reduction of cost of operations, and interest income of $50,000. Excluding the effect of deferred gain amortization of $107,000 interest income of $50,000 and lease expense paid to KOA of $154,000, the Partnership’s results of continuing operations were income of $89,000, an improvement of $138,000 from the same period a year ago. The improvement was due to a $36,000 improvement in revenues, a $26,000 decrease in slip rental and dry storage expenses, a $74,000 decrease in general operating costs and a $16,000 decrease in depreciation and amortization expense, partially offset by a $13,000 increase in fuel costs. The improvement shown from continuing operations for the nine-months ended September 30, 2007 is encouraging, and management will continue its efforts to reduce costs going forward.

The net loss from discontinued operations decreased $52,000 to $166,000 for the nine months ended September 30, 2007.

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

PART I. FINANCIAL INFORMATION

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$3,131,500	$75,000	$600,000	$600,000	$1,856,500
Maintenance reserve	400,000	131,000	269,000	—	—
CSLC Lease Reimbursement	370,000	10,000	80,000	80,000	200,000
Capital Improvement Commitment	500,000	50,000	100,000	100,000	250,000
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—

Total	$4,401,500	$266,000	$1,049,000	$780,000	$2,306,500

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $1,184,000 as of September 30, 2007. Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

PART I. FINANCIAL INFORMATION

ITEM 3.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Principal Executive Officer, Principal Operating Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2007 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer, Principal Operating Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Partnership required to be included in our periodic filings under the Exchange Act. It should be noted that the design of any systems of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b) Changes in Internal Control Over Financial Reporting. No changes in our internal control over financial reporting have come to the attention of the Principal Executive Officer, Principal Operating Officer or Principal Financial Officer during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.	Other Information

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

PART II. OTHER INFORMATION (continued)

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

DATED: November 14, 2007

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis Vice President