Form 10KSB
period 2007-12-31
TOWER PARK MARINA INVESTORS LP
filed 2008-04-15
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended: December 31, 2007 or

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

State issuer’s revenues for its most recent fiscal year. $1,525,000.00

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

Forward Looking Statements

This annual report on Form 10-KSB includes certain “forward-looking statements”. These statements are usually identified by the use of words such as “believe”, “will”, “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “should”, “could”, or similar expressions. These statements are based on management’s current expectations and assumptions and are subject to uncertainty and changes in circumstances. Although we believe that the assumptions underlying the forward looking statements contained in this report are reasonable, actual results may differ materially from these expectations due to changes in global, economic, business, competitive, market and regulatory factors. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

The Partnership was formed to acquire and improve existing marinas and related facilities and, to a lesser extent, to develop marina facilities. Marina facilities typically contain wet and/or dry boat storage facilities, gasoline sales facilities and may contain one or more related facilities such as a recreational vehicle (“RV”) or campground facilities, boat trailer storage facilities, boat rental and sales facilities, restaurants or similar facilities, and boat supply and sundries stores. Substantially all of our income is derived from the rental of wet and/or dry boat storage facilities and related facilities, such as boat trailer storage facilities.

Our principal investment objectives are to (1) preserve and protect invested capital; (2) provide cash distributions from property operations; (3) maximize the potential for appreciation in value of the property; and (4) build up equity through the reduction of the mortgage loan on the property.

The General Partner or an affiliate supervises the construction of improvements to the property.

As of December 31, 2007 and 2006, the Partnership leased one property, known as Tower Park Marina. Reference is made to Item 2 for additional information about this property.

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

Governmental Approvals

A portion of Tower Park Marina is operated under a lease (the “CSLC Lease”) with the California State Lands Commission (“CSLC”). Our assignment or sublease of its rights under this agreement required the consent of the CSLC. Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. In connection with the March 27, 2007 sale of Tower Park Marina to KOA, the Registrant also sold its leasehold interest in the lease between the California State Land Commission (as landlord) and the Registrant (as tenant), dated as of January 14, 1999. Pursuant to the new lease with KOA, the Partnership is required to make payments of approximately $40,000 to KOA to satisfy their obligation under the CSLC lease.

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

In November 1991, contamination was discovered in the area surrounding a fuel storage tank at Tower Park Marina. The California Regional Water Quality Control Board (“CRWQCB”) required groundwater sampling and monitoring on a quarterly basis. In March 2003, the CRWQCB determined that the site had been sufficiently remediated and that they would require no further monitoring. The monitoring wells have been abandoned and sealed and we received a final closure letter in December 2003. To date we have incurred $118,000 in monitoring costs. No costs were incurred in 2007 or 2006.

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

Personnel

There are 12 persons who render service on our behalf on a full-time basis, and 2 persons who renders services on a part-time basis. These persons include managers, assistant managers, relief managers, area managers, accounting, administrative and clerical personnel, construction, dock personnel and development and supervision personnel. The persons rendering services on a part-time basis may also render services on behalf of one or more of WMMI, Westrec Financial, other partnerships organized by Westrec Financial and other persons or entities owning properties managed by WMMI.

ITEM 2.	Description of Property.

As of December 31, 2007, the Partnership leased Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. The portion of property leased and operated as Tower Park Marina is situated on 44.5 acres, of which 14 acres are leased from the CSLC. Tower Park Marina improvements and operations currently consist of the following: (a) 211 covered slips contained in 17 covered sheds; (b) 98 open slips; (c) a gas dock facility; (d) two covered dry boat storage areas with capacity for approximately 57 boats; and (e) additional dry storage areas with capacity for approximately 88 boats. The covered boat slips at Tower Park Marina are typically rented on a month to month basis. Most of the open boat slips and the lineal boat dockage at Tower Park Marina are rented on a monthly, weekly or daily basis.

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

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. (See Note 12 of the consolidated financial statements for additional information). As of March 10, 2008, the permanent wet slip facilities (consisting of 211 slips) were approximately 96.2% leased.

The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 2007, rent expense for the CSLC Lease was $40,000.

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

As of December 31, 2007, WMMI had acquired 1266 Units in the Partnership, representing 28.08% of the outstanding units at an average price of $231 per unit.

Exclusive of the General Partners’ interests in Partnership, as of December 31, 2007, there were approximately 758 Unit holders of record.

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

See Items 6 and 7 for a more detailed discussion of the Partnership’s operating results. In April of 2007, the Partnership made a distribution of $3,642,000 to its partners.

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Tower Park Marina was purchased in February 1988 and as of March 27, 2007, (date of sale of property to Kampgrounds of America, (“KOA”) see “Results of Operations” below) $11,662,000 in capital costs had been incurred as part of its acquisition and subsequent improvement.

The operations of our marina are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions.

Presentation of Financial Statements

The financial statements of the Partnership reflect the ongoing business in the slip rental, dry storage, fuel sales, , and other segments.

Results of Operations

Historically, the Partnership’s revenues were generated primarily from slip rentals, RV parking, retail sales, fuel sales and the restaurant and boat service segments. On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,117,000. The proceeds from the sale were used to repay the Partnership’s note payable and the payable to affiliates. In April of 2007, the Partnership made a distribution of $3,642,000 to its partners.

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

2007 Compared to 2006

For the year ended December 31, 2007, gross income from continuing operations for Tower Park increased $88,000 to $1,266,000. This was the result of increases in revenues from most operating segments and interest income of $54,000.

The Partnership’s net income from continuing operations of $79,000 for the year ended December 31, 2007 is an improvement of $150,000. The improvement was due to various factors, primarily due to the amortization of the deferred gain of $161,000, which is reported as a reduction of cost of operations, and interest income of $54,000. Excluding the effect of deferred gain amortization of $161,000 interest income of $54,000 and lease expense paid to KOA of $225,000, the Partnership’s results of continuing operations were income of $89,000, an improvement of $160,000 from the same period a year ago. The improvement was due to a $34,000 increase in revenues primarily due to slip rental and fuel service income as detailed below, a $24,000 decrease in slip rental and dry storage expenses, and a $117,000 decrease in general operating costs, partially offset by an $11,000 increase in fuel costs.

Tower Park Marina’s slip rental revenues increased $30,000 to $762,000 in 2007, which is attributable to both an increase in wet slip occupancies and an increase in rates. The marina’s dry storage revenues remained stable, with a slight decrease of $3,000 to $179,000 due to transfer of some RV storage to KOA as part of the sale of the property.

Fuel sales increased $7,000 to $271,000, and margins from fuel sales declined by $4,000 to $29,000 due to rising fuel costs.

The net loss from discontinued operations decreased $180,000 to $155,000 for the year ended December 31, 2007 as a result of the sale in March 2007.

2006 Compared to 2005

For the year ended December 31, 2006 The Partnership reported a net loss of $406,000, an improvement of $186,000 over 2005. The change is the net result of an improvement in operating revenues and decreased overhead, offset by an increase in interest expense, and declining margins for water and sewer. The increase in interest expense in 2006 is primarily due to the increase in the prime interest rate and in the principal amount owed, which resulted in a $125,000 increase in interest incurred on liabilities to affiliates. This was offset by a $6,000 decrease in other interest. Included in the net loss of $406,000 is $324,000 of depreciation and amortization. Excluding these non-cash items, the Partnership incurred a cash flow deficit of $82,000. This deficit was covered by additional advances from the Corporate General Partner and/or its affiliates and by the deferral of interest and management fee payments due to the Corporate General Partner and/or its affiliates.

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

Depreciation and amortization increased $8,000 in 2006 due to a full year’s amortization expense on additional assets being placed into service during 2005.

Liquidity and Capital Resources

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,117,000. The proceeds from the sale were used to repay the Partnership’s note payable and the payable to affiliates. In April of 2007, the Partnership made a distribution of $3,642,000 to its partners.

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$3,056,500	$300,000	$600,000	$642,000	$1,514,500
Maintenance reserve	400,000	131,000	269,000	—	—
CSLC Lease Reimbursement	400,000	40,000	80,000	80,000	200,000
Capital Improvement Commitment	500,000	50,000	100,000	100,000	250,000
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—
Total	$4,356,500	$521,000	$1,049,000	$822,000	$1,964,500

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $1,214,000 as of December 31, 2007. Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

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

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 8B.	Other Information

None

PART III.

ITEM 9.	Directors and Executive Officers

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

Name	Age	Office and Date of Election	Business Experience During Past 5 Years

Michael M. Sachs	67	President, Secretary and Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997)	Mr. Sachs is President, Secretary and Director of Westrec Financial and President of Westrec Properties (1990) and Vice-President, Secretary and Director of WMMI (1987). Mr. Sachs has been a director of New Century Financial Corporation, a residential mortgage brokerage, since its inception in 1995.

Jeffrey K. Ellis	47	Vice President (1990) and Chief Financial Officer (1996) of the Corporate General Partner and Vice President and Chief Financial Officer of Tower Park Operating Corporation (1997).	Mr. Ellis is Vice President (1990) and Chief Financial Officer (1996) for Westrec Financial, Inc., Westrec Properties, Inc. and Westrec Marina Management, Inc.

William W. Anderson	59	Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997).	Mr. Anderson is the President (1990) and Director (1995) of Westrec Marina Management, Inc. and is a Director of Westrec Financial, Inc. (1996) and Westrec Properties, Inc. (1996).

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

Audit Committee Financial Expert.

The Partnership is not a listed issuer and does not have a board of directors, nor does it have any audit committee financial expert within the meaning of Reg. S-B, Item 401(e). This is due to the small size of Partnership and the nature of its business. The General Partner, in its capacity, effectively serves as the audit committee.

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

To our knowledge, based solely on review of the copies of such reports furnished to the us and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Partnership were complied with.

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

Name and Address of Beneficial Owner	Number of Limited Partnership Units Owned at March 10, 2008	Percent of Class
Westrec Marina Management, Inc. 16633 Ventura Blvd., 6th Floor Encino, CA 91436	1268	28.1%

The Partnership has no officers or directors.

As of December 31, 2007, the General Partners had contributed an aggregate of $1,000 to the capital of Partnership. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of the Partnership. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, which is a wholly owned subsidiary of Westrec Financial.

Westrec Financial (which may be deemed a parent of the Partnership) has two classes of authorized stock, Common Stock and Convertible Participating Preferred Stock (the “Preferred Stock”), which vote together as a class, except with respect to the election of directors. Michael M. Sachs, an officer and director of both Westrec Financial and the Corporate General Partner, owns 100% of the Common Stock of Westrec Financial. As of December 31, 2007, there was no Preferred Stock outstanding.

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

The General Partners and their affiliates are entitled to the following compensation:

1. “Acquisition and Development Fees” to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for the Partnership, in an amount equal to 6% of the purchase price or the cost of construction of the properties. “Cumulative Acquisition and Development Fees” paid to the General Partners and their affiliates through December 31, 2007 totaled $1,708,000, ($4,000 of which was paid in 2007).

2. A “Loan Brokerage Fee” to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2007 totaled $96,000 (none of which was paid in 2006).

3. The Corporate General Partner made advances to the Partnership during 1998 through 2006 to cover operating deficits and capital expenditures. At December 31, 2006, these advances totaled $4,687,000 ($533,000 of which were made in 2006), and accrue interest at prime plus 1% (9.25% at December 31, 2006). In connection with the March 27, 2007 sale of Tower Park Marina, the Partnership was able to repay the outstanding principal and interest owed to the Corporate General Partner. Interest paid or accrued to the Corporate General Partner for the period ended March 27, 2007 was $101,000 and for the year ended December 31 2006 was $381,000.

4. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed to reduce their share of any future distributions to 1%. The General Partners received $26,000 of such distributions in 2007.

The Partnership and WMMI, a subsidiary of Westrec Financial, have entered into a management agreement pursuant to which WMMI is entitled to receive, as compensation for its management services, a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the “Gross Revenue” from operations of the properties and (ii) 6% of the “Net Sales Revenue” from operations of the properties. The term “Gross Revenue” means all receipts (net of security deposits returned to the tenants) from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term “Net Sales Revenue” means all receipts from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of the Partnership). The management fee will cover, without additional expense to the Partnership, the time WMMI’s executive officers expend on project management and WMMI’s overhead costs such as its expenses for rent, utilities and servicing of the Partnership’s accounts payable. During 2007, $72,000 was paid or accrued by the Partnership to WMMI pursuant to the management agreements.

ITEM 13.	Exhibits, List and Reports on Form 8-K

a.	1. Financial statements

The financial statements listed in the accompanying Index to Financial Statements and Schedule are filed as part of this report.

2.	Financial statements schedule

The financial statements schedule listed in the accompanying Index to Financial Statements and Schedule are filed as part of this report.

3.	Exhibits

See Index to Exhibits contained herein.

b.	Reports on Form 8-K

None.

ITEM 14.	Principal Accountant Fees and Services

The following audit services were provided by Vasquez & Company LLP during fiscal 2007 and 2006:

	2007	2006
Audit fees (1)	$40,000	$35,000
Audit-related fees	0	0
All other fees	0	0

Total	$40,000	$35,000

(1)	Audit Related Fees

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

TOWER PARK MARINA INVESTORS, L.P., (formerly PS MARINA INVESTORS I), a California Limited Partnership

Dated: April 14, 2008	By:	Westrec Investors, Inc., (formerly PS MARINA INVESTORS, INC.) General Partner

		By:	/s/ Michael M. Sachs
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature	Capacity	Date

Principal Executive Officer
/s/ Michael M. Sachs Michael M. Sachs	President, Secretary and Director of Westrec Investors, Inc., the Corporate General Partner of the Partnership	April 14, 2008

Principal Operating Officer
/s/ William W. Anderson William W. Anderson	Director of Westrec Investors, Inc., the Corporate General Partner of the Partnership.	April 14, 2008

Principal Financial and Accounting Officer
/s/ Jeffrey K. Ellis Jeffrey K. Ellis	Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the Partnership	April 14, 2008

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,

VASQUEZ & COMPANY, LLP

The Partners

Tower Park Marina Investors, L.P.,

(formerly PS Marina Investors I),

a California Limited Partnership

and Subsidiary

We have audited the accompanying consolidated balance sheet of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary (the Partnership), as of December 31, 2007, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule as of December 31, 2007 listed in the accompanying index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary as of December 31, 2007, and the results of their operations and cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule as of December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth thereon.

/s/ Vasquez & Company LLP

Los Angeles, California
March 31, 2008

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEET

December 31, 2007

ASSETS
Cash and cash equivalents	$1,214,000
Accounts receivable	82,000
Tower Park Marina, net (Note 2)	69,000
Other assets, net (Note 3)	40,000

$1,405,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$542,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,991,000
Deferred rentals	13,000

2,546,000

Commitments and contingencies (Note 6)	—
Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(316,000)
Deferred contributions	(27,000)

(343,000)
General partners’ deficit	(798,000)

Total partners’ deficit	(1,141,000)

$1,405,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2007 and 2006

	2007	2006
Income:
Slip rental	$762,000	$732,000
Dry storage	179,000	182,000
Fuel service	271,000	264,000
Interest income	54,000	—

	1,266,000	1,178,000

Expenses:
Slip rental	45,000	66,000
Dry storage	29,000	32,000
Fuel service	242,000	231,000
Cost of operations	798,000	851,000
Management fees (Note 5)	62,000	60,000
Depreciation	11,000	9,000

	1,187,000	1,249,000

Income (loss) from continuing operations	79,000	(71,000)
Discontinued operations (Notes 2 and 9)	(155,000)	(335,000)

Loss before gain on sale	(76,000)	(406,000)
Gain on sale of Tower Park Marina	8,117,000	—

Net income (loss)	$8,041,000	$(406,000)

Allocation of net profit (loss):
Limited Partners	$7,961,000	$(402,000)
General Partners	80,000	(4,000)

	$8,041,000	$(406,000)

Limited Partners’ net income (loss) per unit:
Income (loss) from continuing operations	$17.30	$(15.53)
Loss from discontinued operations	(33.94)	(73.65)
Gain on sale of Tower Park Marina	1,782.61	—

Net income (loss) per unit	$1,765.97	$(89.17)

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

For the years ended December 31, 2007 and 2006

	General	Limited
	Partners	Partners	Total
Balances at December 31, 2005	$(838,000)	$(4,345,000)	$(5,183,000)
Net loss	(4,000)	(402,000)	(406,000)

Balances at December 31, 2005	(842,000)	(4,747,000)	(5,589,000)
Distribution to Partners	(36,000)	(3,606,000)	(3,642,000)
Deferred Contributions received	—	49,000	49,000
Net income	80,000	7,961,000	8,041,000

Balances at December 31, 2007	$(798,000)	$(343,000)	$(1,141,000)

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2007 and 2006

	2007	2006
Net cash flows used for operating activities:
Net income (loss)	$8,041,000	$(406,000)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Gain on sale of Tower Park Marina	(8,117,000)	—
Depreciation and amortization	82,000	324,000
Minority partners’ contribution	—	81,000
Minority partners’ interest	—	(92,000)
Amortization of deferred gain	(161,000)	—
(Increase) decrease in accounts receivable	(31,000)	47,000
Decrease (increase) in other assets	9,000	(191,000)
Decrease in accounts payable and accrued expenses	(115,000)	(79,000)
(Decrease) increase in deferred rentals	(13,000)	1,000

Net cash flows used for operating activities	(305,000)	(315,000)

Cash flows used for investing activities:
Improvements to marina facility	(43,000)	(100,000)
Decrease in reserve fund	—	(8,000)
Proceeds from sale of Tower Park Marina	13,459,000	—

Net cash provided by (used for) investing activities	13,416,000	(108,000)

Cash flows from financing activities:
Repayments of notes payable	(3,652,000)	(132,000)
Cash distributions to partners	(3,642,000)	—
Deferred contributions received	49,000	—
(Repayments to) advances from affiliates, net	(4,687,000)	533,000
Net cash (used for) provided by financing activities	(11,932,000)	401,000

Net increase (decrease) in cash and cash equivalents	1,179,000	(22,000)
Cash and cash equivalents at the beginning of year	35,000	57,000

Cash and cash equivalents at the end of year	$1,214,000	$35,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Principles of Consolidation

The financial statements of the Partnership included the accounts of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company, (“LPSMWC”) up to the date of its sale, March 28, 2007. As of December 31, 2007, the financial statements are comprised only of Tower Park Marina Investors, L.P. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

December 31, 2007

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

Fair Value of Financial Instruments.

The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2007, due to their relatively short terms or variable interest rates.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Concentration of Credit Risk.

Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalent deposits in excess of federally insured limits, marketable securities, other receivables and notes and mortgages receivable. From time to time the Company may have bank deposits in excess of federally insured limits. The Company evaluates these excess deposits, and transfers amounts to other banks if it considers such transfers necessary.

Tower Park Marina

Tower Park Marina is stated at cost to the Partnership. Provision for depreciation and amortization is calculated using the straight-line method. Depreciable lives for major asset categories are as follows:

Asset Category	Depreciable Life
Furniture, fixtures and equipment	7 years
Leasehold interest	life of lease

Taxes Based on Income

Taxes based on income are the responsibility of the individual partners and, accordingly, are not reflected in the accompanying consolidated financial statements.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (revised 2007), “Business Combinations.” The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement is effective for fiscal years beginning January 1, 2009 and the Partnership believes this will have no impact on its financial statements.

In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Partnership believes this will have no impact on its financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

New Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Partnership on January 1, 2008. The Partnership is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company’s fiscal year ending December 31, 2007. The Partnership is currently evaluating the impact of adopting SFAS 158 on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Partnership is currently evaluating the impact SFAS 157 may have on its financial condition or results of operations.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,117,000. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with FAS 98 “Accounting for Leases” $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the period from March 27, 2007 to December 31, 2007, $161,000 of the deferred gain from the sale was amortized and is reflected in cost of operations. The gain was further reduced by $416,000 of maintenance repairs identified by KOA. The Partnership will make these repairs over the next several years.

At December 31, 2007, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

Leasehold interest	$27,000
Furniture, fixtures and equipment	146,000
Vehicles	36,000

209,000
Less accumulated depreciation	(140,000)

$69,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

3.	Other Assets

Other assets as of December 31, 2007 are composed of the following:

Inventory	$24,000
Other prepaid expenses	16,000

$40,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Notes Payable

In connection with the sale of Tower Park Marina on March 27, 2007, the Partnership was able to repay the outstanding principal and accrued interest on the notes payable. Interest paid on the note for the twelve months ended December 31, 2007 and 2006 was $59,000 and $245,000, respectively. A prepayment penalty of $72,000 was also paid to the lender in connection with the repayment of the outstanding balance. The prepayment penalty is included in interest expense and is considered part of discontinued operations as disclosed in Note 9 to the financial statements.

5.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the years ended December 31, 2007 and 2006 were $72,000 and $93,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrued interest at the prime rate plus 1% (9.25% at March 27, 2007). In connection with the March 27, 2007 sale of Tower Park Marina, the Partnership was able to repay the outstanding principal and accrued interest on the amounts borrowed from Westrec. Total interest accrued to Westrec for period ended March 27, 2007 was $101,000 and for the year ended December 31, 2006 was $381,000.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the year ended December 31, 2007.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

6.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CLSC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease will have a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $225,000 paid to KOA for the period from March 27, 2007 to December 31, 2007. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $30,000 related to the CSLC lease for the period from March 27, 2007 to December 31, 2007, and approximately $10,000 has been spent on maintenance projects.

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $15,500 and $15,000 for calendar years 2007 and 2006. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution for the years ended December 31, 2007 and 2006 was $1,460 and $1,970, respectively.

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

December 31, 2007

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

Segment Information (in 000’s)	2007	2006
Income
Slip Rental	$762	$732
Dry Storage	179	182
Fuel Service	271	264
Interest income	54	—

Total Consolidated Income	1,266	1,178

Profit (Loss)
Slip Rental	$660	$613
Dry Storage	139	139
Fuel Service	24	28
Other (1)	(744)	(851)

Continuing operations	79	(71)
Discontinued operations	(155)	(335)
Gain on Sale	8,117	—

Total Profit (Loss)	$8,041	$(406)

	2007
Assets
Slip Rental	$27
Unallocated amount (2)	1,378

Total Consolidated Assets	$1,405

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

9.	Discontinued Operations

As disclosed in Notes 2 and 6, on March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”). Pursuant to a new lease agreement, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold.

As disclosed in Note 4, the outstanding principal and accrued interest on the notes payable was repaid with proceeds from the sale. Included in discontinued operations at December 31, 2007 and 2006 was $59,000 and $185,000, respectively of interest expense. A prepayment penalty of $72,000 was also paid to the lender in connection with the repayment of the outstanding balance.

Discontinued operations at December 31, were comprised of:

	2007	2006
Water and Sewer Segment
Revenue	$60,000	$190,000
Expenses
Operating Costs	$101,000	$357,000
Interest	—	18,000
Depreciation	8,000	32,000

Total expense	109,000	407,000

Loss	$(49,000)	$(217,000)

Lease Income and Other Segment
Revenue
Lease Income	$185,000	$735,000
Other	14,000	108,000

Total Revenue	199,000	843,000

Expenses
Interest	232,000	645,000
Management fees	10,000	33,000
Depreciation	63,000	283,000

Total expense	305,000	961,000

Loss	$(106,000)	$(118,000)

Discontinued Operations, total
Revenue	$259,000	$1,033,000
Expenses	414,000	1,368,000

Loss	$(155,000)	$(335,000)

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

$403,000

TOWER PARK MARINA INVESTORS LP

a California Limited Partnership

SCHEDULE III—REAL ESTATE

AND ACCUMULATED DEPRECIATION

			Initial Cost		Cost Subsequent to Acquisition	Gross Carrying Amount at December 31, 2007
Date Acquired	Description	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation
02/88	Tower Park	$3,641,000	$1,040,000	$6,213,000	$4,409,000	$1,040,000	$10,622,000	$11,662,000	$7,242,000
	Net Realizable Value Reserve							(2,193,000)	0
3/27/2007	Sale of Property to Kampgrounds of America (“KOA”)					(1,040,000)	(10,413,000)	(9,260,000)	(7,102,000)

		$3,641,000	$1,040,000	$6,213,000	$4,409,000	$0	$209,000	$209,000	$140,000

TOWER PARK MARINA INVESTORS LP

a California Limited Partnership

SCHEDULE III —REAL ESTATE AND

ACCUMULATED DEPRECIATION ( continued )

REAL ESTATE RECONCILIATION

Year Ended December 31, 2007
Balance at beginning of the year	$9,469,000
Contruction in progress and improvements to facilities during the year	21,000
Acquisitions during the year
Deductions during the year	(9,281,000)

Balance at the end of the year	$209,000

ACCUMULATED DEPRECIATION RECONCILIATION

Year Ended December 31, 2007
Balance at beginning of the year	$7,242,000
Additions during the year:
Depreciation	74,000
Deductions during the year	(7,176,000)

Balance at the end of the year	$140,000

INDEX TO EXHIBITS

Exhibit No.	Description	Page No. 1

4.1	Amended and Restated Agreement of Limited Partnership (form included as Exhibit A to the Prospectus of Registrant dated August 4, 1988, contained in Amendment No. 2 to Registration Statement No. 33-21021, of Registrant filed July 29, 1988, and is incorporated herein by reference).

4.2	Amended form of execution copy of Subscription Agreement/Promissory Note (filed as pages A- 1 through A-6 to Post-Effective Amendment No. 1 to Registration Statement No. 33-21021 of Registrant filed February 14, 1989, and is incorporated herein by reference).

10.1	Form of Property Management Agreement between Registrant and PS Marina Management, Inc. (filed as Exhibit 10.1 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.2	Purchase Agreement dated as of November 3, 1987, among Westrec Properties, Inc. and Tower Park, Inc., together with certain documents, leases and the CSLC Lease relating to the purchase of Tower Park Marina (filed as Exhibit 10.3 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.3	Purchase Agreement, dated as of November 6, 1987, among Westrec Properties, Inc. and Chandlers Landing, Ltd., together with certain documents, subleases and the Concession Agreement relating to the purchase of Chandlers Landing Marina (filed as Exhibit 10.4 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.4	Lease Agreement, dated as of July 6, 1988, between Registrant and Marine Ventures Limited relating to restaurant/bar, general store and pontoon boat rental operation at Tower Park Marina (filed as Exhibit 10.5 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.5	Purchase Agreement, dated as of November 27, 1989, among Westrec Properties, Inc. and Marina Developers, Inc., together with certain documents relating to the purchase of ThunderBoat Marina (filed as Exhibit 28A to the Registrant's Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

10.6.1	Purchase Agreement dated as of June 8, 1988, among Westrec Properties, Inc. and CALMAC, Inc., together with certain documents relating to the purchase of Banyan Bay Marina (filed as Exhibit 28B to the Registrant's Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

31.1	Certification of Michael M. Sachs pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William W. Anderson pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Jeffrey K. Ellis pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.