Form 10-Q
period 2008-03-31
TOWER PARK MARINA INVESTORS LP
filed 2008-05-27
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:             to             .

Commission File Number: 0-17672

TOWER PARK MARINA INVESTORS, L.P.,

a California Limited Partnership

(Exact name of registrant as specified in its charter)

California	95-4137996
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16633 Ventura Boulevard, 6th Floor, Encino, California 91436-1835
(Address of principal executive offices) (Zip Code)

(818) 907-0400

Registrant’s phone number, including area code

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                 Accelerated filer  ☐                Non-accelerated filer  ☐            Smaller reporting company:  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

As of March 31, 2008, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended March 31, 2008

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEETS

March 31, 2008

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$1,191,000	$1,214,000
Accounts receivable	70,000	82,000
Tower Park Marina, net (Note 2)	97,000	69,000
Other assets, net (Note 3)	54,000	40,000

	$1,412,000	$1,405,000

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and accrued expenses	$518,000	$542,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,937,000	1,991,000
Deferred rentals	40,000	13,000

	2,495,000	2,546,000

Commitments and contingencies (Note 6)	—	—
Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(259,000)	(316,000)
Deferred contributions	(27,000)	(27,000)

Limited partners’ deficit	(286,000)	(343,000)
General partners’ deficit	(797,000)	(798,000)

Total partners’ deficit	(1,083,000)	(1,141,000)

	$1,412,000	$1,405,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three-month periods ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Revenues:
Slip rental	$188,000	$176,000
Dry storage	44,000	45,000
Fuel service	19,000	31,000
Interest and other income	15,000	—

Revenues from continuing operations	266,000	252,000

Expenses:
Slip rental	9,000	10,000
Dry storage	1,000	7,000
Fuel service	22,000	33,000
Cost of operations	158,000	200,000
Management fees (Note 5)	15,000	14,000
Depreciation	3,000	4,000

	208,000	268,000

Income (loss) from continuing operations	58,000	(16,000)
Discontinued operations (Notes 2 and 9)	—	(165,000)

Income (loss) before gain on sale	58,000	(181,000)
Gain on sale of Tower Park Marina	—	8,123,000

Net income	$58,000	$7,942,000

Allocation of net profit:
Limited Partners	$57,000	$7,863,000
General Partners	1,000	79,000

	$58,000	$7,942,000

Limited Partners’ net income (loss) per unit:
Income (loss) from continuing operations	$12.64	$(3.51)
Loss from discontinued operations	—	(36.23)
Gain on sale of Tower Park Marina	—	1,783.89

Net income per unit	$12.64	$1,744.23

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-month periods ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net profit	$58,000	$7,942,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on sale of Tower Park Marina	—	(8,123,000)
Depreciation and amortization	3,000	79,000
Amortization of deferred gain	(54,000)	—
Decrease (increase) in accounts receivable	12,000	(37,000)
Increase in other assets	(14,000)	—
(Decrease) increase in accounts payable and accrued expenses	(24,000)	30,000
Increase in deferred rentals	27,000	2,000

Cash flow provided by (used for) operating activities	8,000	(107,000)

Cash flows from investing activities:
Improvements to marina facilities	(31,000)	(103,000)
Proceeds from sale of Tower Park Marina	—	13,459,000

Cash flow (used for) provided by investing activities	(31,000)	13,356,000

Cash flows from financing activities:
Repayments of notes payable	—	(3,652,000)
Repayments to affiliates, net	—	(4,367,000)

Net cash used for financing activities	—	(8,019,000)

Net (decrease) increase in cash and cash equivalents	(23,000)	5,230,000
Cash and cash equivalents at the beginning of period	1,214,000	35,000

Cash and cash equivalents at the end of period	$1,191,000	$5,265,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters

Description of the Partnership

Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership (the “Partnership” or “Registrant”), was organized under the California Revised Limited Partnership Act, pursuant to a Certificate of Limited Partnership filed on January 6, 1988 to acquire, own, and operate and to a lesser extent, develop marina facilities.

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

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership’s business is Westrec Investors, Inc. (the “Corporate General Partner”). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Principles of Consolidation

The financial statements of the Partnership included the accounts of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company, (“LPSMWC”) up to the date of its sale, March 28, 2007. As of March 31, 2008, the financial statements are comprised only of Tower Park Marina Investors, L.P. All significant inter-company transactions and balances have been eliminated in the consolidation.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Interim Financial Information

The consolidated financial statements of Tower Park Marina Investors, LP (the Partnership), and its majority-owned subsidiary, Little Potato Slough Mutual Water Company as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the interim period are not necessarily indicative of the results that may be expected for any other interim period or any full year. The balance sheet at December 31, 2007, was derived from audited financial statements.

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United Sates for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB.

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

March 31, 2008

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

Concentration of Credit Risk.

Financial instruments that potentially subject the Partnership to concentration of credit risk are cash and cash equivalent deposits in excess of federally insured limits, marketable securities, other receivables and notes and mortgages receivable. From time to time the Partnership may have bank deposits in excess of federally insured limits. The Partnership evaluates these excess deposits, and transfers amounts to other banks if it considers such transfers necessary.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and the Partnership believes this will have no impact on its financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations.” The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement is effective for fiscal years beginning January 1, 2009 and the Partnership believes this will have no impact on its financial statements.

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

March 31, 2008

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of this statement is required effective for the Partnership’s fiscal year ending December 31, 2007. The adoption of SFAS 158 has not had a material effect on the Partnership as it has no defined benefit plans.

Fair Value Measurements

Effective January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective January 1, 2008, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, applicable to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted market prices in active markets for identical assets and liabilities;

Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data; and

Level 3	Unobservable inputs that are not corroborated by market data.

As of March 31, 2008, the Partnership did not have financial assets and liabilities that required the expanded disclosure of FAS 157.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

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

The sale required the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,123,000. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with FAS 98 “Accounting for Leases” $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the three months ended March 31, 2008, $54,000 of the deferred gain from the sale was amortized and is reflected in cost of operations. The gain was further reduced by $416,000 of maintenance repairs identified by KOA. The Partnership will make these repairs over the next several years.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

2.	Tower Park Marina (continued)

At March 31, 2008, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

Leasehold interest	$27,000
Furniture, fixtures and equipment	146,000
Vehicles	36,000
Construction in progress	31,000

240,000
Less accumulated depreciation	(143,000)

$97,000

3.	Other Assets

Other assets as of March 31, 2008 are composed of the following:

Inventory	$38,000
Other prepaid expenses	16,000

$54,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Notes Payable

In connection with the sale of Tower Park Marina on March 27, 2007, the Partnership was able to repay the outstanding principal and accrued interest on the notes payable. Interest paid on the note for the period ended March 27, 2007 was $59,000. A prepayment penalty of $73,000 was also paid to the lender in connection with the repayment of the outstanding balance. The prepayment penalty is included in interest expense and is considered part of discontinued operations as disclosed in Note 9 to the financial statements.

5.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the three months ended March 31, 2008 and 2007 were $15,000 and $23,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrued interest at the prime rate plus 1% (9.25% at March 27, 2007). In connection with the March 27, 2007 sale of Tower Park Marina, the Partnership was able to repay the outstanding principal and accrued interest on the amounts borrowed from Westrec. Total interest accrued to Westrec for period ended March 27, 2007 was $102,000.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

5.	Related Party Transactions (continued)

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the three months ended March 31, 2008.

6.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CLSC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease will have a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $75,000 paid to KOA for the three months ended March 31, 2008. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $10,000 related to the CSLC lease for the three months ended March 31, 2008, and approximately $4,000 has been spent on maintenance projects.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $15,500 and $15,500 for calendar years 2008 and 2007. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution for the three months ended March 31, 2008 and 2007 was $225 and $512, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

8.	Segment Reporting (continued)

Segment Information (in 000’s)	For the three-month periods ended March 31,
	2008	2007
Slip Rental	$188	$176
Dry Storage	44	45
Fuel Service	19	31
Interest income	15	—

Total Consolidated Revenue	266	252

Profit (Loss)
Slip Rental	$165	$151
Dry Storage	40	35
Fuel Service	(4)	(2)
Other (1)	(143)	(200)

Continuing operations	58	(16)
Discontinued operations	—	(165)
Gain on Sale	—	8,123

Total Profit (Loss)	$58	$7,942

	2008
Assets
Slip Rental	$27
Unallocated amount (2)	1,385

Total Consolidated Assets	$1,412

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

2007
Water and Sewer Segment
Revenue	$60,000
Expenses
Operating Costs	$100,000
Interest	—
Depreciation	8,000

Total expense	108,000

Loss	$(48,000)

Lease Income and Other Segment
Revenue
Lease Income	$187,000
Other	6,000

Total Revenue	193,000

Expenses
Interest	234,000
Management fees	9,000
Depreciation	67,000

Total expense	310,000

Loss	$(117,000)

Discontinued Operations, total
Revenue	$253,000
Expenses	418,000

Loss	$(165,000)

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

March 31, 2008

(Unaudited)

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis

This quarterly report on Form 10-Q includes certain “forward-looking statements”. These statements are usually identified by the use of words such as “believe”, “will”, “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “should”, “could”, or similar expressions. These statements are based on management’s current expectations and assumptions and are subject to uncertainty and changes in circumstances. Although we believe that the assumptions underlying the forward looking statements contained in this report are reasonable, actual results may differ materially from these expectations due to changes in global, economic, business, competitive, market and regulatory factors. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

The continuing revenues and expenses of the Partnership for the three months ended March 31, 2008 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of March 31, 2008, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	218	(1)	96.3%
Dry storage	146		86.3%

(1)	non-transient slips only

For the three months ended March 31, 2008, revenues from continuing operations for Tower Park increased $14,000 to $266,000. This was primarily the result of an increase in interest income.

The Partnership’s net profit from continuing operations of $58,000 for the three months ended March 31, 2008 is a $74,000 improvement over the same period a year ago. The improvement is primarily attributed to a $14,000 increase in net slip rental profits, a $5,000 increase in net dry storage revenues, a $42,000 decrease in operating costs, and $15,000 in interest income. The reduction in operating costs is primarily due to the amortization of the deferred gain on the sale of the property ($54,000 for the three months ended March 31, 2008.)

Liquidity and capital resources

The Partnership had a net profit from continuing operations at March 31, 2008 of $58,000, and is projecting operating profits going forward.

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

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

March 31, 2008

(Unaudited)

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	2,981,500	225,000	600,000	642,000	1,514,500
Maintenance reserve	400,000	131,000	269,000	—	—
CSLC Lease Reimbursement	360,000	30,000	80,000	80,000	170,000
Capital Improvement Commitment	500,000	100,000	100,000	100,000	200,000
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—
Total	4,241,500	486,000	1,049,000	822,000	1,884,500

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $1,191,000 as of March 31, 2008. Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All Partnership transactions are payable in U.S. dollars. The Partnership holds most of its cash in a money market account. We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

March 31, 2008

(Unaudited)

PART I. FINANCIAL INFORMATION

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Partnership has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

PART II.

OTHER INFORMATION

I t e m s 1 through 5 are inapplicable.

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

Not applicable

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

March 31, 2008

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 23, 2008

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President