Form 10-Q
period 2008-06-30
TOWER PARK MARINA INVESTORS LP
filed 2008-08-14
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to             .

Commission File Number: 0-17672

TOWER PARK MARINA INVESTORS, L.P.,

a California Limited Partnership

(Exact name of registrant as specified in its charter)

California	95-4137996
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16633 Ventura Boulevard, 6th Floor Encino, California 91436	91436-1835
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

As of June 30, 2008, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended June 30, 2008

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,202,000	$1,214,000
Accounts receivable	70,000	82,000
Tower Park Marina, net (Note 2)	115,000	69,000
Other assets, net (Note 3)	55,000	40,000

	$1,442,000	$1,405,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$547,000	$542,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,883,000	1,991,000
Deferred rentals	41,000	13,000

	2,471,000	2,546,000

Commitments and contingencies (Note 6)	—	—

Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(205,000)	(316,000)
Deferred contributions	(27,000)	(27,000)

Limited partners’ deficit	(232,000)	(343,000)
General partners’ deficit	(797,000)	(798,000)

Total partners’ deficit	(1,029,000)	(1,141,000)

	$1,442,000	$1,405,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three-month periods ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
Revenues:
Slip rental	$197,000	$196,000
Dry storage	46,000	45,000
Fuel service	72,000	79,000
Interest and other income	11,000	23,000

Revenues from continuing operations	326,000	343,000

Expenses:
Slip rental	12,000	14,000
Dry storage	4,000	10,000
Fuel service	67,000	62,000
Cost of operations	170,000	199,000
Management fees (Note 5)	16,000	16,000
Depreciation	3,000	2,000

	272,000	303,000

Income from continuing operations	54,000	40,000

Discontinued operations (Notes 2 and 9)	—	2,000

Income before gain on sale	54,000	42,000

Gain on sale of Tower Park Marina	—	—

Net income	$54,000	$42,000

Allocation of net profit:
Limited Partners	$53,000	$42,000
General Partners	1,000	—

	$54,000	$42,000

Limited Partners’ net income per unit:
Income from continuing operations	$11.76	$8.87
Discontinued operations	—	.44
Gain on sale of Tower Park Marina	—	—

Net income per unit	$11.76	$9.31

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six-month periods ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
Revenues:
Slip rental	$385,000	$372,000
Dry storage	90,000	90,000
Fuel service	91,000	110,000
Interest and other income	26,000	26,000

Revenues from continuing operations	592,000	598,000

Expenses:
Slip rental	21,000	24,000
Dry storage	5,000	17,000
Fuel service	89,000	95,000
Cost of operations	328,000	399,000
Management fees (Note 5)	31,000	30,000
Depreciation	6,000	6,000

	480,000	571,000

Income from continuing operations	112,000	27,000

Discontinued operations (Notes 2 and 9)	—	(166,000)

Income (loss) before gain on sale	112,000	(139,000)

Gain on sale of Tower Park Marina	—	8,123,000

Net income	$112,000	$7,984,000

Allocation of net profit:
Limited Partners	$111,000	$7,904,000
General Partners	1,000	80,000

	$112,000	$7,984,000

Limited Partners’ net income (loss) per unit:
Income from continuing operations	$24.62	$5.99
Loss from discontinued operations	—	(36.60)
Gain on sale of Tower Park Marina	—	1,783.94

Net income per unit	$24.62	$1,753.33

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-month periods ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$112,000	$7,984,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on sale of Tower Park Marina	—	(8,123,000)
Depreciation and amortization	6,000	81,000
Amortization of deferred gain	(108,000)	(54,000)
Decrease (increase) in accounts receivable	12,000	(31,000)
Increase in other assets	(15,000)	(30,000)
Increase (decrease) in accounts payable and accrued expenses	5,000	(25,000)
Increase (decrease) in deferred rentals	28,000	(2,000)

Cash flow provided by (used for) operating activities	40,000	(200,000)

Cash flows from investing activities:
Improvements to marina facilities	(52,000)	(111,000)
Proceeds from sale of Tower Park Marina	—	13,459,000

Cash flow (used for) provided by investing activities	(52,000)	13,348,000

Cash flows from financing activities:
Repayments of notes payable	—	(3,652,000)
Cash distributions to partners	—	(3,642,000)
Repayments to affiliates, net	—	(4,687,000)

Net cash used for financing activities	—	(11,981,000)

Net (decrease) increase in cash and cash equivalents	(12,000)	1,167,000
Cash and cash equivalents at the beginning of period	1,214,000	35,000

Cash and cash equivalents at the end of period	$1,202,000	$1,202,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership’s business is Westrec Investors, Inc. (the “Corporate General Partner”). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Principles of Consolidation

The financial statements of the Partnership included the accounts of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company, (“LPSMWC”) up to the date of its sale, March 27, 2007. As of June 30, 2008, the financial statements are comprised only of Tower Park Marina Investors, L.P. All significant inter-company transactions and balances have been eliminated in the consolidation.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

2.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Principles of Consolidation (continued)

Tower Park Marina Investors, L.P. was organized on January 6, 1988 and elected a December 31 year end for tax reporting and financial reporting purposes. There are no intervening events which may materially affect the financial position or results of operations.

Interim Financial Information

The consolidated financial statements of Tower Park Marina Investors, LP (the Partnership), and its majority-owned subsidiary, Little Potato Slough Mutual Water Company as of June 30, 2008, and for the six months ended June 30, 2008 and 2007, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the interim period are not necessarily indicative of the results that may be expected for any other interim period or any full year. The balance sheet at December 31, 2007, was derived from audited financial statements.

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

June 30, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all amounts on deposit in interest bearing and non-interest bearing demand deposit accounts as well as highly liquid investments purchased with an original maturity of six months or less.

Fair Value of Financial Instruments.

The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at June 30, 2008 due to their relatively short terms or variable interest rates.

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

June 30, 2008

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

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have a material effect on the financial statements because the Partnership has utilized the guidance within SAS 69.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS No. 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. SFAS 163 does not affect the Partnership’s financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

June 30, 2008

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

New Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for the Company starting January 1, 2008 and did not have a material impact on the Partnership. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year delay of the effective date of FAS 157 as it relates to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 relating to nonfinancial assets and liabilities will be effective as of the beginning of the Partnership’s 2009 fiscal year.

Effective January 1, 2008, the Company adopted SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of FAS 159 had no impact on the Company’s financial statements as the Company did not elect the fair value option.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

2.	Tower Park Marina (continued)

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with FAS 98 “Accounting for Leases” $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the six months ended June 30, 2008, $108,000 of the deferred gain from the sale was amortized and is reflected in cost of operations. The gain was further reduced by $416,000 of maintenance repairs identified by KOA. The Partnership will make these repairs over the next several years.

At June 30, 2008, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

Leasehold interest	$52,000
Furniture, fixtures and equipment	173,000
Vehicles	36,000

261,000
Less accumulated depreciation	(146,000)

$115,000

3.	Other Assets

Other assets as of June 30, 2008 are composed of the following:

Inventory	$41,000
Other prepaid expenses	14,000

$55,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Notes Payable

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

June 30, 2008

(Unaudited)

5.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the six months ended June 30, 2008 and 2007 were $31,000 and $40,000, respectively.

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

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the six months ended June 30, 2008.

6.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CLSC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease will have a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $75,000 paid to KOA for the six months ended June 30, 2008. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $20,000 related to the CSLC lease for the six months ended June 30, 2008, and approximately $8,000 has been spent on maintenance projects.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $15,500 for each of the calendar years 2008 and 2007. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution for the six months ended June 30, 2008 and 2007 was $450 and $900, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

8.	Segment Reporting (continued)

Segment Information (in 000’s)	For the six-month periods ended June 30,
	2008	2007
Slip Rental	$385	$372
Dry Storage	90	90
Fuel Service	91	110
Interest income	26	26

Total Consolidated Revenue	$592	$598

Profit (Loss)
Slip Rental	$335	$320
Dry Storage	80	68
Fuel Service	(1)	12
Other (1)	(302)	(373)

Continuing operations	112	27
Discontinued operations	—	(166)
Gain on Sale	—	8,123

Total Profit (Loss)	$112	$7,984

	2008
Assets
Slip Rental	$27
Unallocated amount (2)	1,415

Total Consolidated Assets	$1,442

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

9.	Discontinued Operations

As disclosed in Notes 2 and 5, on March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”). Pursuant to a new lease agreement, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. Discontinued operations at June 30, 2007 were comprised of:

Water and Sewer Segment
Revenue	$60,000

Expenses
Operating Costs	100,000
Interest	—
Depreciation	8,000

Total expense	108,000

Loss	$(48,000)

Lease Income and Other Segment
Revenue
Lease Income	$186,000
Other	5,000

Total Revenue	191,000

Expenses
Interest	232,000
Management fees	10,000
Depreciation	67,000

Total expense	309,000

Loss	$(118,000)

Discontinued Operations, total
Revenue	$251,000
Expenses	417,000

Loss	$(166,000)

10.	Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Partnership for loans from affiliates and bank loans with similar terms and maturities, the fair value of payable to affiliates approximates the carrying amount.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

June 30, 2008

(Unaudited)

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

The continuing revenues and expenses of the Partnership for the six months ended June 30, 2008 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of June 30, 2008, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	218	(1)	95.0%
Dry storage	146		87.7%

(1)	non-transient slips only

For the six months ended June 30, 2008, revenues from continuing operations for Tower Park decreased $6,000 to $592,000. This was primarily the result of a $19,000 decrease in fuel sales as compared to the same period a year ago. The decrease in fuel sales can be attributed to reduced consumption due to rising prices. Although Tower Park has tried to maintain competitive fuel prices, many customers have begun to change their boating and fuel consumption habits as a result of climbing prices.

The Partnership’s net profit from continuing operations of $112,000 for the six months ended June 30, 2008 is an $85,000 improvement over the same period a year ago. The improvement is primarily attributed to a $15,000 increase in net slip rental profits, a $12,000 increase in net dry storage profits, and a $71,000 decrease in operating costs, offset by a $13,000 reduction in net fuel revenues. The reduction in operating costs is primarily due to the amortization of the deferred gain on the sale of the property ($108,000 for the six months ended June 30, 2008.)

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

June 30, 2008

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis ( continued)

Liquidity and capital resources

The Partnership had a net profit from continuing operations at June 30, 2008 of $112,000, and is projecting operating profits going forward.

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$2,906,500	$150,000	$600,000	$642,000	$1,514,500
Maintenance reserve	400,000	131,000	269,000	—	—
CSLC Lease Reimbursement	350,000	20,000	80,000	80,000	170,000
Capital Improvement Commitment	500,000	100,000	100,000	100,000	200,000
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—
Total	$4,156,500	$401,000	$1,049,000	$822,000	$1,884,500

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $1,202,000 as of June 30, 2008. Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

June 30, 2008

(Unaudited)

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

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Partnership has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART II. OTHER INFORMATION

June 30, 2008

(Unaudited)

Items 1 through 5 are inapplicable.

Item 6.	Exhibits and Report on Form 8K

a.	Exhibits

31.1	Certification of Michael M. Sachs pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William W. Anderson pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Jeffrey K. Ellis pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8K

Not applicable

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

June 30, 2008

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 13, 2008

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President