Form 10-Q
period 2008-09-30
TOWER PARK MARINA INVESTORS LP
filed 2008-11-14
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐    No ☒

As of September 30, 2008, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended September 30, 2008

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,199,000	$1,214,000
Accounts receivable	85,000	82,000
Tower Park Marina, net (Note 2)	119,000	69,000
Other assets, net (Note 3)	33,000	40,000

	$1,436,000	$1,405,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$511,000	$542,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,830,000	1,991,000
Deferred rentals	35,000	13,000

	2,376,000	2,546,000

Commitments and contingencies (Note 6)	—	—

Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(117,000)	(316,000)
Deferred contributions	(27,000)	(27,000)

Limited partners’ deficit	(144,000)	(343,000)
General partners’ deficit	(796,000)	(798,000)

Total partners’ deficit	(940,000)	(1,141,000)

	$1,436,000	$1,405,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three-month periods ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
Revenues:
Slip rental	$209,000	$203,000
Dry storage	46,000	45,000
Fuel service	133,000	129,000
Interest and other income	10,000	24,000

Revenues from continuing operations	398,000	401,000

Expenses:
Slip rental	14,000	11,000
Dry storage	5,000	6,000
Fuel service	104,000	117,000
Cost of operations	165,000	183,000
Management fees (Note 5)	18,000	17,000
Depreciation	3,000	2,000

	309,000	336,000

Income from continuing operations	89,000	65,000
Discontinued operations (Notes 2 and 9)	—	—

Income before gain on sale	89,000	65,000
Gain on sale of Tower Park Marina	—	—

Net income	$89,000	$65,000

Allocation of net profit:
Limited Partners	$88,000	$64,000
General Partners	1,000	1,000

	$89,000	$65,000

Limited Partners’ net income per unit:	$19.52	$14.20

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine-month periods ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
Revenues:
Slip rental	$594,000	$575,000
Dry storage	136,000	135,000
Fuel service	224,000	239,000
Interest and other income	36,000	50,000

Revenues from continuing operations	990,000	999,000

Expenses:
Slip rental	35,000	35,000
Dry storage	10,000	23,000
Fuel service	193,000	212,000
Cost of operations	493,000	582,000
Management fees (Note 5)	49,000	47,000
Depreciation	9,000	8,000

	789,000	907,000

Income from continuing operations	201,000	92,000

Discontinued operations (Notes 2 and 9)	—	(166,000)

Income (loss) before gain on sale	201,000	(74,000)

Gain on sale of Tower Park Marina	—	8,123,000

Net income	$201,000	$8,049,000

Allocation of net profit:
Limited Partners	$199,000	$7,969,000
General Partners	2,000	80,000

	$201,000	$8,049,000

Limited Partners’ net income (loss) per unit:
Income from continuing operations	$44.14	$20.19
Loss from discontinued operations	—	(36.38)
Gain on sale of Tower Park Marina	—	1,783.94

Net income per unit	$44.14	$1,767.75

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-month periods ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$201,000	$8,049,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on sale of Tower Park Marina	—	(8,123,000)
Depreciation and amortization	9,000	83,000
Amortization of deferred gain	(161,000)	(107,000)
Increase in accounts receivable	(3,000)	(53,000)
Decrease (increase) in other assets	7,000	(39,000)
Decrease in accounts payable and accrued expenses	(31,000)	(68,000)
Increase (decrease) in deferred rentals	22,000	(3,000)

Cash flow provided by (used for) operating activities	44,000	(261,000)

Cash flows from investing activities:
Improvements to marina facilities	(59,000)	(110,000)
Proceeds from sale of Tower Park Marina	—	13,459,000

Cash flow (used for) provided by investing activities	(59,000)	13,349,000

Cash flows from financing activities:
Repayments of notes payable	—	(3,652,000)
Cash distributions to partners	—	(3,642,000)
Deferred contributions received		42,000
Repayments to affiliates, net	—	(4,687,000)

Net cash used for financing activities	—	(11,939,000)

Net (decrease) increase in cash and cash equivalents	(15,000)	1,149,000
Cash and cash equivalents at the beginning of period	1,214,000	35,000

Cash and cash equivalents at the end of period	$1,199,000	$1,184,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

The Partnership was formed to sell a maximum of 12,000 units of limited partnership interest at $5,000 per unit ($60,000,000). The General Partners have contributed a total of $1,000. On November 27, 1989, the Partnership’s offering was terminated with 4,508 units issued, resulting in $22,540,000 of limited partner funds being raised (before commission discount of $3,000 granted to an investor). Half of each Limited Partner’s total capital contribution was deferred. The final installment was due on August 1, 1990, and $27,000 of such deferrals remain outstanding.

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership’s business is Westrec Investors, Inc. (the “Corporate General Partner”). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Principles of Consolidation

The financial statements of the Partnership included the accounts of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company, (“LPSMWC”) up to the date of its sale, March 27, 2007. As of September 30, 2008, the financial statements are comprised only of Tower Park Marina Investors, L.P. All significant inter-company transactions and balances have been eliminated in the consolidation.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Interim Financial Information

The consolidated financial statements of Tower Park Marina Investors, LP (the Partnership), and its majority-owned subsidiary, Little Potato Slough Mutual Water Company as of September 30, 2008, and for the nine months ended September 30, 2008 and 2007, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the interim period are not necessarily indicative of the results that may be expected for any other interim period or any full year. The balance sheet at December 31, 2007, was derived from audited financial statements.

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB.

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

September 30, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all amounts on deposit in interest bearing and non-interest bearing demand deposit accounts as well as highly liquid investments purchased with an original maturity of nine months or less.

Fair Value of Financial Instruments.

The carrying value of financial instruments including other receivables, notes and advances due from related parties, accounts payable and accrued expenses and mortgages and notes payable approximate their fair values at September 30, 2008 due to their relatively short terms or variable interest rates.

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

September 30, 2008

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

September 30, 2008

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

September 30, 2008

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

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of maintenance repairs identified by KOA . The Partnership will make these repairs over the next several years.

The Partnership recognized a gain of $8,123,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

2.	Tower Park Marina (continued)

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with FAS 98 “Accounting for Leases” $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the nine months ended September 30, 2008, $161,000 of the deferred gain from the sale was amortized and is reflected in cost of operations.

At September 30, 2008, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

Leasehold interest	$53,000
Furniture, fixtures and equipment	179,000
Vehicles	36,000

268,000
Less accumulated depreciation	(149,000)

$119,000

3.	Other Assets

Other assets as of September 30, 2008 are composed of the following:

Inventory	$20,000
Other prepaid expenses	13,000

$33,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Notes Payable

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

September 30, 2008

(Unaudited)

5.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the nine months ended September 30, 2008 and 2007 were $49,000 and $47,000, respectively.

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

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the nine months ended September 30, 2008.

6.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CLSC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease will have a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $75,000 paid to KOA for the nine months ended September 30, 2008. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $30,000 related to the CSLC lease for the nine months ended September 30, 2008, and approximately $8,000 has been spent on maintenance projects.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $15,500 for each of the calendar years 2008 and 2007. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution for the nine months ended September 30, 2008 and 2007 was $675 and $1,075, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

8.	Segment Reporting (continued)

Segment Information (in 000’s)	For the nine-month periods ended September 30,
	2008	2007
Slip Rental	$594	$575
Dry Storage	136	135
Fuel Service	224	239
Interest income	36	50

Total Consolidated Revenue	$990	$999

Profit (Loss)
Slip Rental	$514	$497
Dry Storage	118	104
Fuel Service	26	23
Other (1)	(457)	(532)

Continuing operations	201	92
Discontinued operations	—	(166)
Gain on Sale	—	8,123

Total Profit (Loss)	$201	$8,049

	2008
Assets
Slip Rental
	$60
Unallocated amount (2)	1,376

Total Consolidated Assets	$1,436

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

9.	Discontinued Operations

As disclosed in Notes 2 and 5, on March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”). Pursuant to a new lease agreement, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. Discontinued operations at September 30, 2007 were comprised of:

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

September 30, 2008

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

The continuing revenues and expenses of the Partnership for the nine months ended September 30, 2008 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of September 30, 2008, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	223	(1)	94.2%
Dry storage	144		83.3%

(1)	non-transient slips only

For the nine months ended September 30, 2008, revenues from continuing operations for Tower Park decreased $9,000 to $990,000. This was primarily the result of a $15,000 decrease in fuel sales as compared to the same period a year ago and a $14,000 decrease in interest income. These decreases were partially offset by an increase of $19,000 in slip rental income. The decrease in fuel sales can be attributed to reduced consumption due to rising prices. Although Tower Park has tried to maintain competitive fuel prices, many customers have begun to change their boating and fuel consumption habits as a result of climbing prices. The sale of the marina in 2007 resulted in higher cash balances in the first quarter of 2007 (prior to the cash distribution to partners). The cash balances for the remainder of 2007 and the nine months ended September 30, 2008 have remained relatively stable; however declining interest rates have resulted in less interest income in 2008.

The Partnership’s net profit from continuing operations of $201,000 for the nine months ended September 30, 2008 is a $109,000 improvement over the same period a year ago. The improvement is primarily attributed to a $17,000 increase in net slip rental profits, a $14,000 increase in net dry storage profits, a $3,000 improvement in net fuel service profits, and a $75,000 decrease in operating costs. The reduction in operating costs is primarily due to the amortization of the deferred gain on the sale of the property ($161,000 for the nine months ended September 30, 2008 compared to $107,000 for the nine months ended September 30, 2007).

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2008

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis ( continued)

Liquidity and capital resources

The Partnership had a net profit from continuing operations at September 30, 2008 of $201,000, and is projecting operating profits going forward.

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,123,000 and deferred gain of $2,152,000. The proceeds from the sale were used to repay the Partnership’s note payable and the payable to affiliates. In April of 2007, the Partnership made a distribution of $3,642,000 to its partners.

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$2,831,500	$75,000	$600,000	$642,000	$1,514,500
Maintenance reserve	400,000	131,000	269,000	—	—
CSLC Lease Reimbursement	340,000	10,000	80,000	80,000	170,000
Capital Improvement Commitment	500,000	100,000	100,000	100,000	200,000
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—
Total	$4,071,500	$316,000	$1,049,000	$822,000	$1,884,500

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $1,199,000 as of September 30, 2008. Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2008

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

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART II. OTHER INFORMATION

September 30, 2008

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

September 30, 2008

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 14, 2008

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President