Form 10-K
period 2008-12-31
TOWER PARK MARINA INVESTORS LP
filed 2009-03-30
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission file number 0-17672

TOWER PARK MARINA INVESTORS, L.P.,

(FORMERLY PS MARINA INVESTORS I)

a California Limited Partnership

(Name of Registrant in Its Charter)

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

Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark whether Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐     No  ☒

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company:	☒

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

Forward Looking Statements

This annual report on Form 10-K includes certain “forward-looking statements”. These statements are usually identified by the use of words such as “believe”, “will”, “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “should”, “could”, or similar expressions. These statements are based on management’s current expectations and assumptions and are subject to uncertainty and changes in circumstances. Although we believe that the assumptions underlying the forward looking statements contained in this report are reasonable, actual results may differ materially from these expectations due to changes in global, economic, business, competitive, market and regulatory factors. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

A management agreement has been entered into with Westrec Marina Management, Inc. (“WMMI”), a California corporation and a wholly-owned subsidiary of Westrec Financial, whereby WMMI has agreed to manage our property for monthly fees generally equal to 6% of gross revenues from the operation of Tower Park Marina. The management agreement is cancelable on 60 days’ notice by either party, with or without cause. WMMI also manages marina properties for other entities affiliated with the General Partners and for unaffiliated third parties.

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

Our principal investment objectives are to (1) preserve and protect invested capital; (2) provide cash distributions from property operations; and (3) maximize the potential for appreciation in value of the property.

The General Partner or an affiliate supervises the construction of improvements to the property.

As of December 31, 2008 and 2007, the Partnership leased one property, known as Tower Park Marina. Reference is made to Item 2 for additional information about this property.

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

We are subject to certain reporting requirements relating to any water pollution caused by their operations, such as the California Safe Drinking Water and Toxic Enforcement Act of 1986 (“California Proposition 65”). California Proposition 65 contains a prohibition on discharging specified toxic chemicals into water or land where such chemicals pass (or probably will pass) into any source of drinking water. Civil penalties have been established for violations of California Proposition 65 and actions may also be brought. We must comply with applicable laws concerning the lawful handling and disposal of certain products used in and generated by the operation of its marina, such as oil, paint, sewage and fuel. We must also comply with applicable federal, state and local laws concerning aboveground storage tanks. If any leaks from storage tanks or spillage or disposal from other operations (such as the loading of gasoline into boats or the disposal of paint, oil and other products used in the repair of boats) causes or has caused contamination of the soil or the water, we will be required to comply with federal, state and local laws relating to “hazardous waste” clean-up and we may have to incur expenses to dispose of the hazardous waste in a lawful manner. If other parties contribute or have contributed to water or soil contamination at Tower Park Marina, we would be able to seek reimbursement from such other parties in connection with our payment of any expenses to comply with such regulations.

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

Personnel

There are 8 persons who render service on our behalf on a full-time basis, and 4 persons who render services on a part-time basis. These persons include managers, assistant managers, area managers, accounting, administrative and clerical personnel, construction, and dock personnel. The persons rendering services on a part-time basis may also render services on behalf of one or more of WMMI, Westrec Financial, other partnerships organized by Westrec Financial and other persons or entities owning properties managed by WMMI.

ITEM 1A.	Risk Factors

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our partnership and our business.

WMMI has significant influence over the Partnership.

At December 31, 2008, Westrec Marina Management, Inc. (“WMMI”), a subsidiary of the General Partner, owned 32.3% of the outstanding limited partnership units. Consequently, WMMI has the ability to significantly influence all matters submitted to a vote of our Limited Partners, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the Limited Partners. WMMI’s interest in such matters may differ from other Limited Partners. In addition, WMMI’s ownership may make it more difficult for another party to take over our Partnership without WMMI’s approval. However, as an affiliate of the general partner of the Partnership, WMMI is required to protect the interests of the Limited Partners.

Real estate risks associated with the Partnership’s lease and operation of Tower Park:

•	the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;

•	how prospective customers perceive the attractiveness, convenience and safety of our property;

•	our ability to provide adequate management, maintenance and insurance;

•	our ability to collect rent from customers on a timely basis;

•	the expense of periodically renovating, repairing and re-leasing slips;

•	environmental issues;

•	compliance with the Americans with Disabilities Act and other federal, state, and local laws and regulations;

•	increasing operating costs, including real estate taxes, insurance and utilities, if these increased costs cannot be passed through to customers;

•	changes in tax, real estate and zoning laws;

•	competition from new marina properties in our market;

•	customer defaults and bankruptcies;

Certain significant costs, such as, real estate taxes, insurance and maintenance, generally are not reduced even when a property’s rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income.

We may encounter significant delays and expense in re-leasing vacant slips, or we may not be able to re-lease space at existing rates, in each case resulting in the loss of income

Customer defaults and bankruptcies may reduce our cash flow: We may have difficulty in collecting from customers in default, particularly if they declare bankruptcy. This could affect our cash flow.

We may be adversely affected if casualties to Tower Park Marina are not covered by insurance: We carry insurance on the property that we believe is comparable to the insurance carried by other operators for similar properties. However, we could suffer from uninsured losses or losses in excess of policy limits for such occurrences such as earthquakes that adversely affect us or even result in loss of the property.

We may be adversely affected by changes in laws: Increases in income and service taxes may reduce our cash flow. Tower Park Marina is also subject to various federal, state and local regulatory requirements, such as state and local fire and safety codes. If we fail to comply with these requirements, governmental authorities could fine us or courts could award damages against us. We believe Tower Park Marina is in compliance with all current significant legal requirements.

We may incur significant environmental remediation costs: Under various federal, state and local environmental laws, an operator of real estate may have to clean spills or other releases of hazardous or toxic substances on or from a property. Certain environmental laws impose liability whether or not the operator knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may exceed the value of the property. The presence of toxic substances, or the failure to properly remedy any resulting contamination, may make it more difficult for the Partnership to operate the marina. We believe Tower Park Marina complies with all significant environmental laws; however, future environmental laws may impose additional material liabilities on us.

We depend on key personnel.

We depend on our key personnel, including William W. Anderson, our President and Jeffrey K. Ellis, Chief Financial Officer. The loss of Mr. Anderson, Mr. Ellis or other key personnel could adversely affect our operations. We maintain no key person insurance on our key personnel.

Terrorist attacks and the possibility of wider armed conflict may have an adverse impact on our business and operating results and could decrease the value of our assets.

Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact our property could significantly affect our ability to operate this property and thereby impair our operating results. Further, we may not have insurance coverage for all losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relation to the overall risk. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict, which could further impact our business and operating results.

ITEM 2.	Description of Property.

As of December 31, 2008, the Partnership leased Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. The portion of property leased and operated as Tower Park Marina is situated on 12 acres, which are leased from the CSLC. Tower Park Marina consist of the following: (a) 210 covered slips contained in 17 covered sheds; (b) 92 open slips; (c) a gas dock facility; (d) two covered dry boat storage areas with capacity for approximately 58 boats; and (e) additional dry storage areas with capacity for approximately 88 boats. The covered boat slips at Tower Park Marina are typically rented on a month to month basis. Most of the open boat slips and the lineal boat dockage at Tower Park Marina are rented on a monthly, weekly or daily basis.

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

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. As of March 22, 2009, the permanent wet slip facilities (consisting of 210 slips) were approximately 89.5% leased.

The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 2008, rent expense for the CSLC Lease was $44,000.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Smaller reporting company Purchases of Equity Securities.

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

As of December 31, 2008, WMMI had acquired 1454 Units in the Partnership, representing 32.25% of the outstanding units at an average price of $230 per unit.

Exclusive of the General Partners’ interests in Partnership, as of December 31, 2008, there were approximately 716 Unit holders of record.

If applicable, the Partnership makes quarterly distributions of all “Cash Flow from Operations” and of all “Cash from Sales or Refinancing”, subject to the provisions described below. Cash Flow from Operations, as defined in the Partnership Agreement, is the total cash receipts from the operations of the Partnership’s business, which includes, but is not limited to, cash receipts from the rental of the properties, and which excludes Cash from Sales or Refinancing, less: (i) all operating expenses other than non-cash expenses such as depreciation and amortization; (ii) all principal and interest payments on any loans or advances; (iii) any sums expended for capital improvements or replacements (excluding amounts paid from funds provided by capital contributions); and (iv) a cash reserve for working capital or other purposes, the amount of which shall be determined by the General Partners. Cash from Sales or Refinancing, as defined in the Partnership Agreement, is the net proceeds to the Partnership from all sales, exchanges and refinancing of the Partnership’s properties, less payment of indebtedness relating to such properties and adequate cash reserves from such net proceeds for other obligations of the Partnership for which there is no provision; however, Cash from Sales or Refinancing does not include any proceeds reinvested in properties.

See Items 6 and 7 for a more detailed discussion of the Partnership’s operating results. In April of 2007, the Partnership made a distribution of $3,642,000 to its partners.

ITEM 6.	Selected Financial data

A smaller reporting company is not required to provide the information in this Item.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Presentation of Financial Statements

The financial statements of the Partnership reflect the ongoing business in the slip rental, dry storage, and fuel sales segments.

Critical Accounting Policies

The application of accounting principles requires the use of assumptions, estimates and judgments which are the responsibility of management. Management makes estimates and judgments based on, among other things, knowledge of operations, markets, historical trends and likely future changes, similarly situated businesses and, when appropriate, the opinions of advisors with relevant knowledge and experience. The Partnership has identified one critical accounting estimate used in the financial statements, the allowance for accounts receivable. This estimate primarily affects the slip rental and dry storage segments. The fuel service segment revenues are primarily generated from cash and credit card point-of-sale transactions, and subsequently do not have collectability issues. Reported results could have been materially different had the Partnership used a different set of assumptions, estimates and/or judgments.

Accounts receivable allowance: The Partnership uses the allowance method to reserve for its estimate of uncollectible receivables. A percentage of the accounts receivable with balances past due over 60 days are estimated to eventually prove uncollectible. Consequently, the amount estimated is charged to bad debts each month and a credit is made to an allowance for doubtful accounts. In addition to a general reserve estimate, any accounts identified as problematic—including accounts in bankruptcy or placed for collection are added to the allowance amount. When specific accounts are written off, they are charged to the allowance account. Management reviews the allowance each quarter and at year end, and evaluates any accounts over 60 days past due. Factors such as subsequent payments and value of boats occupying the slips are considered when determining collectability. If, in the judgment of management, it is “not likely” that the account is collectible, the allowance will be increased, thereby reducing income from these segments. For these reasons and since changes in estimates can materially affect net profits, management believes the accounting estimate related to accounts receivable allowances is a “critical accounting estimate.”

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

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale.

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

2008 Compared to 2007

For the year ended December 31, 2008, gross revenue from continuing operations for Tower Park decreased $14,000 to $1,252,000. This was the result of a decrease in fuel service and interest revenue, partially offset by an increase in slip rental revenue.

The Partnership’s income from continuing operations of $169,000 for the year ended December 31, 2008 is an improvement of $90,000. The improvement was due to various factors, primarily due to the amortization of the deferred gain of $215,000, which is reported as a reduction of cost of operations. Excluding the effect of deferred gain amortization of $215,000 and $161,000 respectively for 2008 and 2007, the Partnership’s results of continuing operations before depreciation improved $49,000 to a loss of

$22,000 from a $71,000 loss during the same period a year ago. The improvement was due to a $17,000 increase in slip rental income as detailed below, a $16,000 decrease in dry storage expenses, and a $22,000 decrease in general operating costs.

Tower Park Marina’s slip rental revenues increased $17,000 to $779,000 in 2008, which is attributable to both an increase in wet slip occupancies and an increase in rates. The marina’s dry storage revenues remained stable. Net operating profit for the slip rental segment increased $17,000 and the dry storage segment increased $16,000.

Fuel sales decreased $25,000 to $246,000 due to lower sales volume; however margins from fuel sales remained stable despite rising fuel costs. Net income for the segment increased $1,000.

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

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$2,756,000	$300,000	$600,000	$698,000	$1,158,000
Maintenance reserve	400,000	400,000	—	—	—
CSLC Lease Reimbursement	330,000	40,000	80,000	80,000	130,000
Capital Improvement Commitment	408,000	50,000	100,000	100,000	158,000
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—
Total	$3,894,000	$790,000	$780,000	$878,000	$1,446,000

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $1,182,000 as of December 31, 2008. Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

Off-Balance Sheet Arrangements

Partnership has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All Partnership transactions are payable in U.S. dollars. The Partnership holds most of its cash in a money market account. We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements required in response to this Item 8 are submitted as part of Item 15(a) of this annual report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures

Item 9A(T).	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	Other Information

None

PART III.

ITEM 10.	Directors and Executive Officers

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

Name	Age	Office and Date of Election	Business Experience During Past 5 Years

Michael M. Sachs	68	President, Secretary and Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997)	Mr. Sachs is President, Secretary and Director of Westrec Financial and President of Westrec Properties (1990) and Vice-President, Secretary and Director of WMMI (1987). Mr. Sachs has been a director of New Century Financial Corporation, a residential mortgage brokerage, since its inception in 1995 to its conclusion in 2008.

Jeffrey K. Ellis	48	Vice President (1990) and Chief Financial Officer (1996) of the Corporate General Partner and Vice President and Chief Financial Officer of Tower Park Operating Corporation (1997).	Mr. Ellis is Vice President (1990) and Chief Financial Officer (1996) for Westrec Financial, Inc., Westrec Properties, Inc. and Westrec Marina Management, Inc.

William W. Anderson	60	Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997).	Mr. Anderson is the President (1990) and Director (1995) of Westrec Marina Management, Inc. and is a Director of Westrec Financial, Inc. (1996) and Westrec Properties, Inc. (1996).

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

Audit Committee Financial Expert.

The Partnership is not a listed issuer and does not have a board of directors, nor does it have any audit committee financial expert within the meaning of Reg. S-K, Item 407(d)(5). This is due to the small size of Partnership and the nature of its business. The General Partner, in its capacity, effectively serves as the audit committee.

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

To our knowledge, based solely on review of the copies of such reports furnished to the us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Partnership were complied with.

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

Name and Address of Beneficial Owner	Number of Limited Partnership Units Owned at March 10, 2009	Percent of Class
Westrec Marina Management, Inc. 16633 Ventura Blvd., 6th Floor Encino, CA 91436	1458	32.3%

The Partnership has no officers or directors.

As of December 31, 2008, the General Partners had contributed an aggregate of $1,000 to the capital of Partnership. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of the Partnership. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, which is a wholly owned subsidiary of Westrec Financial.

Westrec Financial (which may be deemed a parent of the Partnership) has two classes of authorized stock, Common Stock and Convertible Participating Preferred Stock (the “Preferred Stock”), which vote together as a class, except with respect to the election of directors. Michael M. Sachs, an officer and director of both Westrec Financial and the Corporate General Partner, owns 100% of the Common Stock of Westrec Financial. As of December 31, 2008, there was no Preferred Stock outstanding.

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

The General Partners and their affiliates are entitled to the following compensation:

1. “Acquisition and Development Fees” to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for the Partnership, in an amount equal to 6% of the purchase price or the cost of construction of the properties. “Cumulative Acquisition and Development Fees” paid to the General Partners and their affiliates through December 31, 2008 totaled $1,715,000, ($7,000 of which was paid in 2008).

2. A “Loan Brokerage Fee” to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2008 totaled $96,000 (none of which was paid in 2008).

3. The Corporate General Partner made advances to the Partnership during 1998 through 2006 to cover operating deficits and capital expenditures. In connection with the March 27, 2007 sale of Tower Park Marina, the Partnership was able to repay the outstanding principal and interest owed to the Corporate General Partner. Interest paid or accrued to the Corporate General Partner for the period ended March 27, 2007 was $101,000. Accordingly, no interest was paid or accrued to the Corporate General Partner for the year ended December 31, 2008.

4. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed that their share of any future distributions is 1%. The General Partners received $26,000 of such distributions in 2007. No distributions were received in 2008.

The Partnership and WMMI, a subsidiary of Westrec Financial, have entered into a management agreement pursuant to which WMMI is entitled to receive, as compensation for its management services, a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the “Gross Revenue” from operations of the properties and (ii) 6% of the “Net Sales Revenue” from operations of the properties. The term “Gross Revenue” means all receipts (net of security deposits returned to the tenants) from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term “Net Sales Revenue” means all receipts from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of the Partnership). The management fee will cover, without additional expense to the Partnership, the time WMMI’s executive officers expend on project management and WMMI’s overhead costs such as its expenses for rent, utilities and servicing of the Partnership’s accounts payable. During 2008, $63,000 was paid or accrued by the Partnership to WMMI pursuant to the management agreements.

ITEM 14.	Principal Accountant Fees and Services

The following audit services were provided by Vasquez & Company LLP during fiscal 2008 and 2007:

	2008	2007
Audit fees (1)	$40,000	$40,000
Audit-related fees	0	0
All other fees	0	0

Total	$40,000	$40,000

(1)	Audit Fees

Audit fees were billed for the audit of the annual financial statements and reviews of quarterly reports on Form 10-Q.

Pre-Approval Policy

We do not have an audit committee and as a result our General Partner, in its capacity, effectively serves as the audit committee. Our management evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Partnership’s external auditor cannot be engaged to provide any audit or non-audit services to the Partnership unless the engagement is pre-approved by management in compliance with the Sarbanes-Oxley Act of 2002.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

a.	1. Financial statements

The financial statements listed in the accompanying Index to Financial Statements and Schedule are filed as part of this report.

	2.	Financial statements schedule

The financial statements schedule listed in the accompanying Index to Financial Statements and Schedule are filed as part of this report.

	3.	Exhibits

The exhibits listed in the Index to Exhibits are filed with or incorporated by reference in this report.

b.	Exhibits

The exhibits listed in the Index to Exhibits are filed with or incorporated by reference in this report.

c.	Financial Statement Schedules

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER PARK MARINA INVESTORS, L.P.,
(formerly PS MARINA INVESTORS I),
a California Limited Partnership

Dated: March 30, 2009	By:	Westrec Investors, Inc.,
(formerly PS MARINA INVESTORS, INC.)
General Partner

		By:	/s/ Michael M. Sachs
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature	Capacity	Date

Principal Executive Officer /s/ Michael M. Sachs	President, Secretary and Director of Westrec Investors, Inc., the Corporate General Partner of the Partnership	March 30, 2009
Michael M. Sachs

Principal Operating Officer /s/ William W. Anderson	Director of Westrec Investors, Inc., the Corporate General Partner of the Partnership.	March 30, 2009
William W. Anderson

Principal Financial and Accounting Officer /s/ Jeffrey K. Ellis	Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the Partnership	March 30, 2009
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,

VASQUEZ & COMPANY, LLP

The Partners

Tower Park Marina Investors, L.P.,

(formerly PS Marina Investors I),

a California Limited Partnership

and Subsidiary

We have audited the accompanying consolidated balance sheets of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary (the Partnership), as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership, and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vasquez & Company LLP

Los Angeles, California

March 25, 2009

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

ASSETS	2008	2007
Cash and cash equivalents	$1,182,000	$1,214,000
Accounts receivable	56,000	82,000
Tower Park Marina, net (Note 2)	134,000	69,000
Other assets, net (Note 3)	22,000	40,000

	$1,394,000	$1,405,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$571,000	$542,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,776,000	1,991,000
Deferred rentals	19,000	13,000

	2,366,000	2,546,000

Commitments and contingencies (Note 5)	—	—
Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(149,000)	(316,000)
Deferred contributions	(27,000)	(27,000)

	(176,000)	(343,000)
General partners’ deficit	(796,000)	(798,000)

Total partners’ deficit	(972,000)	(1,141,000)

	$1,394,000	$1,405,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2008 and 2007

	2008	2007
Income:
Slip rental	$779,000	$762,000
Dry storage	179,000	179,000
Fuel service	246,000	271,000
Interest income	48,000	54,000

	1,252,000	1,266,000

Expenses:
Slip rental	45,000	45,000
Dry storage	13,000	29,000
Fuel service	216,000	242,000
Cost of operations	722,000	798,000
Management fees (Note 4)	63,000	62,000
Depreciation	24,000	11,000

	1,083,000	1,187,000

Income from continuing operations	169,000	79,000
Discontinued operations (Notes 2 and 8)	—	(155,000)

Income (loss) before gain on sale	169,000	(76,000)
Gain on sale of Tower Park Marina	—	8,117,000

Net income	$169,000	$8,041,000

Allocation of net profit (loss):
Limited Partners	$167,000	$7,961,000
General Partners	2,000	80,000

	$169,000	$8,041,000

Limited Partners’ net income (loss) per unit:
Income from continuing operations	$37.05	$17.30
Loss from discontinued operations	—	(33.94)
Gain on sale of Tower Park Marina	—	1,782.61

Net income per unit	$37.05	$1,765.97

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

For the years ended December 31, 2008 and 2007

	General Partners	Limited Partners	Total
Balances at December 31, 2006	$(842,000)	$(4,747,000)	$(5,589,000)
Distribution to Partners	(36,000)	(3,606,000)	(3,642,000)
Deferred Contributions received	—	49,000	49,000
Net income	80,000	7,961,000	8,041,000

Balances at December 31, 2007	(798,000)	(343,000)	(1,141,000)
Net income	2,000	167,000	169,000

Balances at December 31, 2008	$(796,000)	$(176,000)	$(972,000)

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008 and 2007

	2008	2007
Net cash flows used for operating activities:
Net income	$169,000	$8,041,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on sale of Tower Park Marina	—	(8,117,000)
Depreciation and amortization	24,000	82,000
Minority partners’ contribution	—	—
Minority partners’ interest	—	—
Amortization of deferred gain	(215,000)	(161,000)
Decrease (increase) in accounts receivable	26,000	(31,000)
Decrease in other assets	18,000	9,000
Increase (decrease) in accounts payable and accrued expenses	29,000	(115,000)
(Decrease) increase in deferred rentals	6,000	(13,000)

Net cash flows provided by (used for) operating activities	57,000	(305,000)

Cash flows used for investing activities:
Improvements to marina facility	(89,000)	(43,000)
Proceeds from sale of Tower Park Marina	—	13,459,000

Net cash (used for) provided by investing activities	(89,000)	13,416,000

Cash flows from financing activities:
Repayments of notes payable	—	(3,652,000)
Cash distributions to partners	—	(3,642,000)
Deferred contributions received	—	49,000
(Repayments to) advances from affiliates, net	—	(4,687,000)

Net cash used for financing activities	—	(11,932,000)

Net (decrease) increase in cash and cash equivalents	(32,000)	1,179,000
Cash and cash equivalents at the beginning of year	1,214,000	35,000

Cash and cash equivalents at the end of year	$1,182,000	$1,214,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Principles of Consolidation

The financial statements of the Partnership included the accounts of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company, (“LPSMWC”) up to the date of its sale, March 28, 2007. As of December 31, 2008, the financial statements are comprised only of Tower Park Marina Investors, L.P. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

Revenue Recognition

Revenue from slip rentals and dry storage are recognized over the length of the contract term. Fuel service revenues are recognized at point of sale.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Fair Value of Financial Instruments.

The carrying value of financial instruments including cash, accounts receivable, other assets and accounts payable and accrued expenses approximate their fair values at December 31, 2008, due to their relatively short terms or variable interest rates.

Taxes Based on Income

Taxes based on income are the responsibility of the individual partners and, accordingly, are not reflected in the accompanying consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Concentration of Credit Risk.

Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalent deposits in excess of federally insured limits. From time to time the Company may have bank deposits in excess of federally insured limits. The Company evaluates these excess deposits, and transfers amounts to other banks if it considers such transfers necessary.

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

December 31, 2008 and 2007

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

December 31, 2008 and 2007

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

New Accounting Pronouncements (continued)

On January 1, 2008 the Partnership adopted the provisions of SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Partnership.

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

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

2.	Tower Park Marina (continued)

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with FAS 98 “Accounting for Leases” $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the period from March 27, 2007 to December 31, 2007, and for the year ended December 31, 2008, $161,000 and $215,000, respectively, of the deferred gain from the sale was amortized and is reflected in cost of operations. The Partnership will make these repairs over the next several years.

At December 31, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2008	2007
Leasehold interest	$27,000	$27,000
Floating Docks	28,000	—
Furniture, fixtures and equipment	207,000	146,000
Vehicles	36,000	36,000

	298,000	209,000
Less accumulated depreciation	(164,000)	(140,000)

	$134,000	$69,000

3.	Other Assets

Other assets at December 31, are composed of the following:

	2008	2007
Inventory	$14,000	$24,000
Other prepaid expenses	8,000	16,000

	$22,000	$40,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the years ended December 31, 2008 and 2007 were $63,000 and $72,000, respectively.

In connection with funding operating deficits and with the acquisition of marina facilities, funds have been borrowed from Westrec. These borrowings accrued interest at the prime rate plus 1% (9.25% at March 27, 2007). In connection with the March 27, 2007 sale of Tower Park Marina, the Partnership was able to repay the outstanding principal and accrued interest on the amounts borrowed from Westrec. Total interest accrued to Westrec for period ended March 27, 2007 was $101,000.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the year ended December 31, 2008.

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

December 31, 2008 and 2007

5.	Commitments and Contingencies (continued)

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CLSC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease will have a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $225,000 and $300,000 respectively, paid to KOA for the period from March 27, 2007 to December 31, 2007, and the year ended December 31, 2008. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $30,000 and $40,000, respectively, related to the CSLC lease for the period from March 27, 2007 to December 31, 2007, and the year ended December 31, 2008, and approximately $92,000 has been spent on maintenance projects.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$2,756,000	$300,000	$600,000	$698,000	$1,158,000
Maintenance reserve	400,000	400,000	—	—	—
CSLC Lease Reimbursement	330,000	40,000	80,000	80,000	130,000
Capital Improvement Commitment	408,000	50,000	100,000	100,000	158,000
Other Long-Term Liabilities	—	—	—	—	—

Total	$3,894,000	$790,000	$780,000	$878,000	$1,446,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

6.	Segment Reporting

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

Segment Information (in 000’s)	2008	2007
Income
Slip Rental	$779	$762
Dry Storage	179	179
Fuel Service	246	271
Interest income	48	54

Total Consolidated Income	1,252	1,266

Profit (Loss)
Slip Rental	$669	$660
Dry Storage	155	139
Fuel Service	25	24
Other (1)	(680)	(744)

Continuing operations	169	79
Discontinued operations	—	(155)
Gain on Sale	—	8,117

Total Profit	$169	$8,041

	2008
Assets
Slip Rental	$27
Unallocated amount (2)	1,339

Total Consolidated Assets	$1,394

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum $15,500 for each of the calendar years ended 2008 and 2007. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution for the years ended December 31, 2008 and 2007 was $900 and $1,460, respectively.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type

8.	Discontinued Operations

As disclosed in Notes 2 and 5, on March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”). Pursuant to a new lease agreement, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold.

The outstanding principal and accrued interest on the notes payable was repaid with proceeds from the sale. Included in discontinued operations at December 31, 2008 and 2007 was $59,000 and $185,000, respectively of interest expense. A prepayment penalty of $72,000 was also paid to the lender in connection with the repayment of the outstanding balance.

Discontinued operations at December 31, 2007 were comprised of:

Lease Income and Other Segment
Revenue
Lease Income	$185,000
Other	14,000

Total Revenue	199,000

Expenses
Interest	232,000
Management fees	10,000
Depreciation	63,000

Total expense	305,000

Loss	$(106,000)

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

8.	Discontinued Operations (continued)

Water and Sewer Segment
Revenue	$60,000
Expenses
Operating Costs	$101,000
Interest	—
Depreciation	8,000

Total expense	109,000

Loss	$(49,000)

Discontinued Operations, total
Revenue	$259,000
Expenses	414,000

Loss	$(155,000)

The major categories of discontinued assets and liabilities as of March 27, 2007 were as follows:

Assets
Reserve fund	$86,000
Accounts receivable	58,000
Marina facilities, net	2,208,000
Water and sewer facilities, net	351,000
Deferred loan costs, net	81,000
Other assets	387,000

$3,171,000

Liabilities
Accounts payable	$76,000
Notes payable	192,000
Minority partners interest	135,000

$403,000

INDEX TO EXHIBITS

Exhibit No.	Description	Page No. 1

4.1	Amended and Restated Agreement of Limited Partnership (form included as Exhibit A to the Prospectus of Registrant dated August 4, 1988, contained in Amendment No. 2 to Registration Statement No. 33-21021, of Registrant filed July 29, 1988, and is incorporated herein by reference).

4.2	Amended form of execution copy of Subscription Agreement/Promissory Note (filed as pages A-1 through A-6 to Post-Effective Amendment No. 1 to Registration Statement No. 33-21021 of Registrant filed February 14, 1989, and is incorporated herein by reference).

10.1	Form of Property Management Agreement between Registrant and PS Marina Management, Inc. (filed as Exhibit 10.1 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.2	Purchase Agreement dated as of November 3, 1987, among Westrec Properties, Inc. and Tower Park, Inc., together with certain documents, leases and the CSLC Lease relating to the purchase of Tower Park Marina (filed as Exhibit 10.3 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.3	Purchase Agreement, dated as of November 6, 1987, among Westrec Properties, Inc. and Chandlers Landing, Ltd., together with certain documents, subleases and the Concession Agreement relating to the purchase of Chandlers Landing Marina (filed as Exhibit 10.4 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.4	Lease Agreement, dated as of July 6, 1988, between Registrant and Marine Ventures Limited relating to restaurant/bar, general store and pontoon boat rental operation at Tower Park Marina (filed as Exhibit 10.5 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.5	Purchase Agreement, dated as of November 27, 1989, among Westrec Properties, Inc. and Marina Developers, Inc., together with certain documents relating to the purchase of ThunderBoat Marina (filed as Exhibit 28A to the Registrant’s Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

10.6.1	Purchase Agreement dated as of June 8, 1988, among Westrec Properties, Inc. and CALMAC, Inc., together with certain documents relating to the purchase of Banyan Bay Marina (filed as Exhibit 28B to the Registrant’s Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

31.1	Certification of Michael M. Sachs pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William W. Anderson pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Jeffrey K. Ellis pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.