Form 10-Q
period 2009-03-31
TOWER PARK MARINA INVESTORS LP
filed 2009-05-15
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company:	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of March 31, 2009, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended March 31, 2009

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,127,000	$1,182,000
Accounts receivable	54,000	56,000
Tower Park Marina, net (Note 2)	131,000	134,000
Other assets, net (Note 3)	39,000	22,000

	$1,351,000	$1,394,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$540,000	$571,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,722,000	1,776,000
Deferred rentals	45,000	19,000

	2,307,000	2,366,000

Commitments and contingencies (Note 5)	—	—

Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(133,000)	(149,000)
Deferred contributions	(27,000)	(27,000)

Limited partners’ deficit	(160,000)	(176,000)
General partners’ deficit	(796,000)	(796,000)

Total partners’ deficit	(956,000)	(972,000)

	$1,351,000	$1,394,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three-month periods ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Revenues:
Slip rental	$184,000	$188,000
Dry storage	42,000	44,000
Fuel service	10,000	19,000
Interest and other income	8,000	15,000

Revenues from operations	244,000	266,000

Expenses:
Slip rental	11,000	9,000
Dry storage	4,000	1,000
Fuel service	12,000	22,000
Cost of operations	181,000	158,000
Management fees (Note 4)	14,000	15,000
Depreciation	6,000	3,000

	228,000	208,000

Net income	$16,000	$58,000

Allocation of net profit:
Limited Partners	$16,000	$57,000
General Partners	—	1,000

	$16,000	$58,000

Limited Partners’ net income per unit:	$3.55	$12.64

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the three-month periods ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$16,000	$58,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	6,000	3,000
Amortization of deferred gain	(54,000)	(54,000)
Decrease in accounts receivable	2,000	12,000
Increase in other assets	(17,000)	(14,000)
Decrease in accounts payable and accrued expenses	(31,000)	(24,000)
Increase in deferred rentals	26,000	27,000

Cash flow (used for) provided by operating activities	(52,000)	8,000

Cash flows from investing activities:
Improvements to marina facilities	(3,000)	(31,000)
Proceeds from sale of Tower Park Marina	—	—

Cash flow (used for) provided by investing activities	(3,000)	(31,000)

Cash flows from financing activities:	—	—

Net (decrease) increase in cash and cash equivalents	(55,000)	(23,000)
Cash and cash equivalents at the beginning of period	1,182,000	1,214,000

Cash and cash equivalents at the end of period	$1,127,000	$1,191,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

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

De-Consolidation of LPSMWC

See footnote #2 for a discussion of the gain on sale of Tower Park Marina, which included a loss of $230,000 related to the sale of the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Fair Value Measurements

On January 1, 2008, SFAS No. 157 (SFAS 157), Fair Value Measurements became effective for the Partnership. SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In addition, effective for the third quarter of 2008, the Company adopted FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of SFAS 157 and FSP FAS 157-3 did not have a material impact on the Partnership’s financial statements since the Partnership generally does not record its financial assets and liabilities in its financial statements at fair value.

Effective January 1, 2008, the Company also adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 did not have a material impact on the Partnership’s consolidated financial statements since the Partnership elected not to apply the fair value option for any of its eligible financial instruments or other items.

Substantially all operating assets were sold and the marina assets were leased back from KOA and are exempt from fair value disclosure under FSP FAS 157-1.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This statement requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement is effective for the Partnership beginning January 1, 2009 and has no impact on its financial statements.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. This statement is effective for the Partnership beginning January 1, 2009 and has no impact on its financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

2.	Summary of Significant Accounting Policies and Partnership Matters (continued)

New Accounting Pronouncements (continued)

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations.” The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement is effective for the Partnership beginning January 1, 2009 and has no impact on its financial statements.

In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for the Partnership beginning January 1, 2009 and the related required disclosure for the deconsolidation of a subsidiary has been included in the financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

3.	Summary of Significant Accounting Policies and Partnership Matters (continued)

New Accounting Pronouncements (continued)

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Partnership’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Partnership will include the required disclosures in its quarter ending June 30, 2009.

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

March 31, 2009

(Unaudited)

2.	Tower Park Marina (continued)

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with FAS 98 “Accounting for Leases” $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the three months ended March 31, 2009 and 2008, $54,000 of the deferred gain from the sale was amortized for each period, and is reflected in cost of operations. The Partnership will make these repairs over the next several years.

At March 31, 2009 and December 31, 2008 the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2009	2008
Leasehold interest	$27,000	$27,000
Floating docks	28,000	28,000
Furniture, fixtures and equipment	210,000	207,000
Vehicles	36,000	36,000

	301,000	298,000
Less accumulated depreciation	(170,000)	(164,000)

	$131,000	$134,000

3.	Other Assets

Other assets as of March 31, 2009 and December 31, 2008 are composed of the following:

	2009	2008
Inventory	$24,000	$14,000
Other prepaid expenses	15,000	8,000

	$39,000	$22,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the three months ended March 31, 2009 and 2008 were $14,000 and $15,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the three months ended March 31, 2009.

5.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CLSC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease has a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $75,000, paid to KOA for each the three months ended March 31, 2009 and 2008. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $15,000 and $14,000, respectively, related to the CSLC lease for the three months ended March 31, 2009 and 2008, and approximately $13,000 has been spent on maintenance projects the three months ended March 31, 2009.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

6.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $15,500 for each of the calendar years 2009 and 2008. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution was $225 for each of the three month periods ended March 31, 2009 and 2008.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type.

7.	Segment Reporting

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

Segment Information (in 000’s)	For the three-month periods ended March 31,
	2009	2008
Slip Rental	$184	$188
Dry Storage	42	44
Fuel Service	10	19
Interest income	8	15

Total Revenue	$244	$266

Profit (Loss)
Slip Rental	$156	$165
Dry Storage	35	40
Fuel Service	(2)	(4)
Other (1)	(173)	(143)

Total Profit (Loss)	$16	$58

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

7.	Segment Reporting (continued)

2009
Assets
Slip Rental	$27
Unallocated amount (2)	1,324

Total Assets	$1,351

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2009

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

The revenues and expenses of the Partnership for the three months ended March 31, 2009 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of March 31, 2009, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	219	(1)	90.4%
Dry storage	144		77.8%

(1)	non-transient slips only

For the three months ended March 31, 2009, revenues from operations for Tower Park decreased $22,000 to $244,000. This was primarily the result of a $9,000 decrease in fuel sales as compared to the same period a year ago, a $7,000 decrease in interest income, a $4,000 decrease in slip rental revenues as well as $2,000 decrease in dry storage revenues. The decrease in fuel sales can be attributed to reduced consumption due to a decline in activity at the marina. Although Tower Park has tried to maintain competitive fuel prices, many customers have begun to change their boating and fuel consumption habits. The cash balances for 2008 and the three months ended March 31, 2009 have remained relatively stable; however declining interest rates have resulted in less interest income in 2009.

The Partnership’s net profit from operations of $16,000 for the three months ended March 31, 2009 is a $42,000 decline over the same period a year ago. The decline is primarily attributed to a $9,000 decrease in net slip rental profits, a $5,000 decrease in net dry storage profits, and a $30,000 increase in operating costs. The increase in operating costs is primarily due to an increase in personal property taxes over the same period in 2008.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2009

(Unaudited)

ITEM 2. Management’s Discussion and Analysis ( continued)

Liquidity and capital resources

The Partnership had a net profit from operations at March 31, 2009 of $16,000, and is projecting operating profits going forward.

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,117,000 and deferred gain of $2,152,000. The proceeds from the sale were used to repay the Partnership’s note payable and the payable to affiliates. In April of 2007, the Partnership made a distribution of $3,642,000 to its partners.

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$2,681,000	$225,000	$600,000	$698,000	$1,158,000
Maintenance reserve	400,000	400,000	—	—	—
CSLC Lease Reimbursement	320,000	30,000	80,000	80,000	130,000
Capital Improvement Commitment	396,000	50,000	100,000	100,000	146,000
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—
Total	$3,797,000	$705,000	$780,000	$878,000	$1,434,000

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $1,127,000 as of March 31, 2009. Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2009

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART II. OTHER INFORMATION

March 31, 2009

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

March 31, 2009

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 15, 2009

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis Vice President