Form 10-Q
period 2009-06-30
TOWER PARK MARINA INVESTORS LP
filed 2009-08-12
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company:	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of June 30, 2009, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended June 30, 2009

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,114,000	$1,182,000
Accounts receivable, net of allowance for doubtful accounts of $22,000 in 2009 and $27,000 in 2008.	47,000	56,000
Tower Park Marina, net (Note 2)	142,000	134,000
Other assets, net (Note 3)	33,000	22,000

	$1,336,000	$1,394,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$551,000	$571,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,668,000	1,776,000
Deferred rentals	24,000	19,000

	2,243,000	2,366,000

Commitments and contingencies (Note 5)	—	—

Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(85,000)	(149,000)
Deferred contributions	(27,000)	(27,000)

Limited partners’ deficit	(112,000)	(176,000)
General partners’ deficit	(795,000)	(796,000)

Total partners’ deficit	(907,000)	(972,000)

	$1,336,000	$1,394,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three-month periods ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Revenues:
Slip rental	$201,000	$197,000
Dry storage	43,000	46,000
Fuel service	60,000	72,000
Interest and other income	5,000	11,000

Revenues from operations	309,000	326,000

Expenses:
Slip rental	13,000	12,000
Dry storage	10,000	4,000
Fuel service	46,000	67,000
Cost of operations	169,000	170,000
Management fees (Note 4)	16,000	16,000
Depreciation	6,000	3,000

	260,000	272,000

Net income	$49,000	$54,000

Allocation of net profit:
Limited Partners	$49,000	$53,000
General Partners	—	1,000

	$49,000	$54,000

Limited Partners’ net income per unit:	$10.87	$11.76

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the six-month periods ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Revenues:
Slip rental	$385,000	$385,000
Dry storage	85,000	90,000
Fuel service	70,000	91,000
Interest and other income	13,000	26,000

Revenues from operations	553,000	592,000

Expenses:
Slip rental	24,000	21,000
Dry storage	14,000	5,000
Fuel service	58,000	89,000
Cost of operations	350,000	328,000
Management fees (Note 4)	30,000	31,000
Depreciation	12,000	6,000

	488,000	480,000

Net income	$65,000	$112,000

Allocation of net profit:
Limited Partners	$64,000	$111,000
General Partners	1,000	1,000

	$65,000	$112,000

Limited Partners’ net income per unit:	$14.20	$24.62

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the six-month periods ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$65,000	$112,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	12,000	6,000
Amortization of deferred gain	(108,000)	(108,000)
Decrease in accounts receivable, net	9,000	12,000
Increase in other assets	(11,000)	(15,000)
(Decrease) increase in accounts payable and accrued expenses	(20,000)	5,000
Increase in deferred rentals	5,000	28,000

Cash flow (used for) provided by operating activities	(48,000)	40,000

Cash flows used for investing activities:
Improvements to marina facilities	(20,000)	(52,000)

Net (decrease) increase in cash and cash equivalents	(68,000)	(12,000)
Cash and cash equivalents at the beginning of period	1,182,000	1,214,000

Cash and cash equivalents at the end of period	$1,114,000	$1,202,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

Principles of Consolidation

The financial statements of the Partnership included the accounts of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company, (“LPSMWC”) up to the date of its sale, March 28, 2007. As of June 30, 2009, the financial statements are comprised only of Tower Park Marina Investors, L.P.

De-Consolidation of LPSMWC

See footnote #2 for a discussion of the gain on sale of Tower Park Marina, which included a loss of $230,000 related to the sale of the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

June 30, 2009

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

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In addition, effective for the third quarter of 2008, the Company adopted FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Fair Value Measurements (continued)

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of June 30, 2009.

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$252	$252	$—	$—

	$252	$252	$—	$—

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

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively. This did not have an effect on the Partnership’s financial statements.

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

June 30, 2009

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” Replaces SFAS No. 162, establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then–existing non-SEC accounting and reporting standards. The Partnership has determined that the adoption of SFAS No. 168 will not have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of FASB interpretation No. 46, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, “Accounting for Transfers of Financial Assets,” and constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective for annual periods beginning after November 15, 2009. This statement is effective for the Partnership beginning January 1, 2010 and has no impact on its financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

New Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which is an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009. This statement is effective for the Partnership beginning January 1, 2010 and has no impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have an impact to the Partnership’s financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. FAS 115-2 and FAS 124-2 improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have an impact on the Partnership’s financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with FAS 98 “Accounting for Leases” $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the six months ended June 30, 2009 and 2008, $108,000 of the deferred gain from the sale was amortized for each period, and is reflected in cost of operations.

At June 30, 2009 and December 31, 2008 the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2009	2008
Leasehold interest	$27,000	$27,000
Floating docks	28,000	28,000
Furniture, fixtures and equipment	207,000	207,000
Vehicles	36,000	36,000
Construction in progress	20,000	—

	318,000	298,000
Less accumulated depreciation	(176,000)	(164,000)

	$142,000	$134,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

3.	Other Assets

Other assets as of June 30, 2009 and December 31, 2008 are composed of the following:

	2009	2008
Inventory	$24,000	$14,000
Other prepaid expenses	9,000	8,000

	$33,000	$22,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the six months ended June 30, 2009 and 2008 were $30,000 and $31,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the six months ended June 30, 2009.

5.	Commitments and Contingencies

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CLSC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease has a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $150,000, paid to KOA for each the six months ended June 30, 2009 and 2008. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $25,000 and $20,000, respectively, related to the CSLC lease for the six months ended June 30, 2009 and 2008, and approximately $25,000 has been spent on maintenance projects during the six months ended June 30, 2009.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

5.	Commitments and Contingencies (continued)

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

6.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $15,500 for each of the calendar years 2009 and 2008. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution was $475 and $450, respectively, for the six month periods ended June 30, 2009 and 2008.

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

Segment Information (in 000’s)	For the six-month periods ended June 30,
	2009	2008
Slip Rental	$385	$385
Dry Storage	85	90
Fuel Service	70	91
Interest income	13	26

Total Revenue	$553	$592

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

7.	Segment Reporting (continued)

Profit (Loss)
	2009	2008
Slip Rental	$326	$335
Dry Storage	66	80
Fuel Service	10	(1)
Other (1)	(337)	(302)

Total Profit	$65	$112

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

2009
Assets
Slip Rental	$28
Unallocated amount (2)	1,308

Total Assets	$1,336

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

June 30, 2009

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

The revenues and expenses of the Partnership for the six months ended June 30, 2009 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of June 30, 2009, Tower Park Marina had the following occupancies:

	Spaces Available		% Occupied
Wet slips	223	(1)	93.3%
Dry storage	155		83.87%

(1)	non-transient slips only

For the six months ended June 30, 2009, revenues from operations for Tower Park decreased $39,000 to $553,000. This was primarily the result of a $21,000 decrease in fuel sales as compared to the same period a year ago, a $13,000 decrease in interest income as well as $5,000 decrease in dry storage revenues. The decrease in fuel sales can be attributed to reduced consumption due to a decline in activity at the marina. Although Tower Park has tried to maintain competitive fuel prices, many customers have begun to change their boating and fuel consumption habits. The cash balances for 2008 and the six months ended June 30, 2009 have remained relatively stable; however declining interest rates have resulted in less interest income in 2009.

The Partnership’s net profit from operations of $65,000 for the six months ended June 30, 2009 is a $47,000 decline over the same period a year ago. The decline is primarily attributed to a $9,000 decrease in net slip rental profits, a $14,000 decrease in net dry storage profits, and a $22,000 increase in operating costs, offset by an improvement of $11,000 in net fuel service profits. The increase in operating costs is primarily due to an increase in personal property taxes over the same period in 2008.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

June 30, 2009

(Unaudited)

ITEM 2. Management’s Discussion and Analysis ( continued)

Liquidity and capital resources

The Partnership had a net profit from operations at June 30, 2009 of $52,000, and is projecting operating profits going forward.

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$2,606,000	$150,000	$600,000	$698,000	$1,158,000
Maintenance reserve	400,000	400,000	—	—	—
CSLC Lease Reimbursement	310,000	20,000	80,000	80,000	130,000
Capital Improvement Commitment	383,000	25,000	100,000	100,000	158,000
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—
Total	$3,699,000	$595,000	$780,000	$878,000	$1,446,000

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $1,114,000 as of June 30, 2009. Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

June 30, 2009

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

June 30, 2009

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

June 30, 2009

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 12, 2009

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President