Form 10-Q
period 2009-09-30
TOWER PARK MARINA INVESTORS LP
filed 2009-11-13
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

16633 Ventura Boulevard, 6th Floor Encino, California 91436-1835
(Address of principal executive offices) (Zip Code)

(818) 907-0400

Registrant’s phone number, including area code

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of September 30, 2009, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For period ended September 30, 2009

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets	2

	Statements of Operations for the three month periods ended September 30, 2009 and 2008	3

	Statements of Operations for the nine month periods ended September 30, 2009 and 2008	4

	Statements of Cash Flows for the nine month periods ended September 30, 2009 and 2008	5

	Notes to Financial Statements	6-15

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	19

SIGNATURES		20

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,043,000	$1,182,000
Accounts receivable, net of allowance for doubtful accounts of $23,000 in 2009 and $27,000 in 2008	51,000	56,000
Tower Park Marina, net (Note 2)	165,000	134,000
Other assets, net (Note 3)	64,000	22,000

	$1,323,000	$1,394,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$534,000	$571,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,615,000	1,776,000
Deferred rentals	20,000	19,000

	2,169,000	2,366,000

Commitments and contingencies (Note 5)	—	—
Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	(24,000)	(149,000)
Deferred contributions	(27,000)	(27,000)

Limited partners’ deficit	(51,000)	(176,000)
General partners’ deficit	(795,000)	(796,000)

Total partners’ deficit	(846,000)	(972,000)

	$1,323,000	$1,394,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three-month periods ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Revenues:
Slip rental	$211,000	$209,000
Dry storage	45,000	46,000
Fuel service	118,000	133,000
Interest and other income	6,000	10,000

Revenues from operations	380,000	398,000

Expenses:
Slip rental	18,000	14,000
Dry storage	6,000	5,000
Fuel service	89,000	104,000
Cost of operations	182,000	165,000
Management fees (Note 4)	18,000	18,000
Depreciation	6,000	3,000

	319,000	309,000

Net income	$61,000	$89,000

Allocation of net profit:
Limited Partners	$60,000	$88,000
General Partners	1,000	1,000

	$61,000	$89,000

Limited Partners’ net income per unit:	$13.31	$19.52

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the nine-month periods ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Revenues:
Slip rental	$596,000	$594,000
Dry storage	130,000	136,000
Fuel service	188,000	224,000
Interest and other income	19,000	36,000

Revenues from operations	933,000	990,000

Expenses:
Slip rental	42,000	35,000
Dry storage	20,000	10,000
Fuel service	147,000	193,000
Cost of operations	532,000	493,000
Management fees (Note 4)	48,000	49,000
Depreciation	18,000	9,000

	807,000	789,000

Net income	$126,000	$201,000

Allocation of net profit:
Limited Partners	$125,000	$199,000
General Partners	1,000	2,000

	$126,000	$201,000

Limited Partners’ net income per unit:	$27.73	$44.14

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the nine-month periods ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$126,000	$201,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on sale of equipment	(4,000)	—
Depreciation and amortization	18,000	9,000
Amortization of deferred gain	(161,000)	(161,000)
Decrease (increase) in accounts receivable, net	5,000	(3,000)
(Increase) decrease in other assets	(42,000)	7,000
Decrease in accounts payable and accrued expenses	(37,000)	(31,000)
Increase in deferred rentals	1,000	22,000

Cash flow (used for) provided by operating activities	(94,000)	44,000

Cash flows used for investing activities:
Proceeds from sale of equipment	4,000	—
Improvements to marina facilities	(49,000)	(59,000)

Cash flows used for investing activities	(45,000)	(59,000)

Net (decrease) increase in cash and cash equivalents	(139,000)	(15,000)
Cash and cash equivalents at the beginning of period	1,182,000	1,214,000

Cash and cash equivalents at the end of period	$1,043,000	$1,199,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

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

FASB Accounting Standards Codification

The Partnership follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets generally accepted accounting principles (GAAP) that the Partnership follows to ensure consistent reporting of its financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB standards like FASB Statement No. 157, Fair Value Measurements, are no longer being issued by the FASB. For further discussion of the Codification see “FASB Codification Discussion” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (commonly referred to as MD&A) elsewhere in this report

Principles of Consolidation

The financial statements of the Partnership included the accounts of Tower Park Marina Investors, L.P. and its majority-owned subsidiary, Little Potato Slough Mutual Water Company, (“LPSMWC”) up to the date of its sale, March 28, 2007. As of September 30, 2009, the financial statements are comprised only of Tower Park Marina Investors, L.P.

De-Consolidation of LPSMWC

See footnote #2 for a discussion of the gain on sale of Tower Park Marina, which included a loss of $230,000 related to the sale of the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Basis of Presentation

The unaudited financial statements of Tower Park Marina Investors, LP at September 30, 2009 and for the nine months ended September 30, 2009 and 2008 are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instruction to Form 10 and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. They do not include all information and notes required by United States generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in the Partnership’s Annual Report on Form 10-K for the years ended December 31, 2008 and 2007.

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

September 30, 2009

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

On January 1, 2008, the requirements of the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification became effective for the Partnership. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

The Partnership has segregated all financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The Partnership has no non-financial assets and liabilities that are measured at fair value.

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s financial assets as of September 30, 2009.

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$253	253	—	$—

	$253	253	—	$—

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

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

September 30, 2009

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which has not been added to the Codification. It is an amendment of ASC Topics 310 (Receivables), 405 (Liabilities), 470 (Debt), 740 (Income Taxes) and 810 (Consolidation) as they pertain SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009. This statement is effective for the Partnership beginning January 1, 2010 and has no impact on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” which has not been added to the Codification. It establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of ASC Topic 810 (Consolidation) as it pertains to FASB interpretation No. 46, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, “Accounting for Transfers of Financial Assets,” and constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective for annual periods beginning after November 15, 2009. This statement is effective for the Partnership beginning January 1, 2010 and has no impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Statement 168 and the Codification is effective for the Partnership this period ended September 30, 2009 and references to pre-codification statements have been removed or replaced in the Partnership’s financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards (continued)

In September 2009, the FASB published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). It amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). It also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this amendment to the Codification. The provisions of ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The provisions of ASU 2009-12 is not expected to have an impact on the Partnership’s financial statements.

In October 2009, the FASB published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) - Mutliple-Deliverable Revenue Arrangements. It addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The provisions of ASU 2009-13 is not expected to have an impact on the Partnership’s financial statements.

In October 2009, the FASB published FASB Accounting Standards Update 2009-14, Software (Topic 985) - Certain Revenue Arrangements that Include Software Elements. It changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The provisions of ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The provisions of ASU 2009-14 is not expected to have an impact on the Partnership’s financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards (continued)

In October 2009, the FASB published FASB Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. It includes amendments to Topic 470, Debt, (Subtopic 470-20), and Topic 260, Earnings per Share (Subtopic 260-10), to provide guidance on share-lending arrangements entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing. The provisions of ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements. The provisions of ASU 2009-15 is effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early application is not permitted. The provisions of ASU 2009-15 is not expected to have an impact on the Partnership’s financial statements.

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

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with FAS 98 “Accounting for Leases” $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the nine months ended September 30, 2009 and 2008, $161,000 of the deferred gain from the sale was amortized for each period, and is reflected in cost of operations.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

2.	Tower Park Marina (continued)

At September 30, 2009 and December 31, 2008 the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2009	2008
Leasehold interest	$27,000	$27,000
Floating docks	28,000	28,000
Furniture, fixtures and equipment	187,000	207,000
Vehicles	36,000	36,000
Construction in progress	49,000	—

	327,000	298,000
Less accumulated depreciation	(162,000)	(164,000)

	$165,000	$134,000

3.	Other Assets

Other assets as of September 30, 2009 and December 31, 2008 are composed of the following:

	2009	2008
Inventory	$31,000	$14,000
Other prepaid expenses	33,000	8,000

	$64,000	$22,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the nine months ended September 30, 2009 and 2008 were $48,000 and $49,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the nine months ended September 30, 2009.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

5.	Commitments and Contingencies

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CLSC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease has a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $225,000, paid to KOA for each of the nine months ended September 30, 2009 and 2008. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $35,000 and $34,000, respectively, related to the CSLC lease for the nine months ended September 30, 2009 and 2008, and approximately $38,000 has been spent on maintenance projects during the nine months ended September 30, 2009.

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

6.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $15,500 for each of the calendar years 2009 and 2008. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution was $700 and $675, respectively, for the nine month periods ended September 30, 2009 and 2008.

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

7.	Segment Reporting (continued)

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

Segment Information (in 000’s)	For the nine- month periods ended September 30,
	2009	2008
Slip Rental	$596	$594
Dry Storage	130	136
Fuel Service	188	224
Interest income	19	36

Total Revenue	$933	$990

Profit (Loss)

	2009	2008
Slip Rental	$501	$514
Dry Storage	102	118
Fuel Service	36	26
Other (1)	(513)	(457)

Total Profit	$126	$201

	2009
Assets
Slip Rental	$28
Unallocated amount (2)	1,295

Total Assets	$1,323

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2009

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

FASB Codification

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than the SFAS or FASB Statements. The above change was made effective by the FASB for periods ending on or after September 15, 2009. The Partnership has updated references to GAAP in this quarterly report on Form 10-Q to reflect the guidance in the Codification.

Results of Operations for the nine months ended September 30, 2009 and 2008

The revenues and expenses of the Partnership for the nine months ended September 30, 2009 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of September 30, Tower Park Marina had the following occupancies:

	2009			2008
	Available		Occupied	Available		Occupied
Wet slips	221	(1)	93.2%	223	(1)	94.2%
Dry storage	155		74.8%	144		83.3%

(1)	non-transient slips only

For the nine months ended September 30, 2009, revenues from operations for Tower Park decreased $57,000 to $933,000. This was primarily the result of a $36,000 decrease in fuel sales as compared to the same period a year ago, a $17,000 decrease in interest income as well as $6,000 decrease in dry storage revenues. The decrease in fuel sales can be attributed to reduced consumption due to a decline in activity at the marina, as well as lower sales prices. Although Tower Park has tried to maintain competitive fuel prices, many customers have begun to change their boating and fuel consumption habits. The cash balances for 2008 and the nine months ended September 30, 2009 have remained relatively stable; however declining interest rates have resulted in less interest income in 2009.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2009

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis (continued)

The Partnership’s net profit from operations of $126,000 for the nine months ended September 30, 2009 is a $75,000 decline over the same period a year ago. The decline is primarily attributed to a $13,000 decrease in net slip rental profits, a $16,000 decrease in net dry storage profits, and a $39,000 increase in operating costs, offset by an improvement of $10,000 in net fuel service profits. The increase in operating costs is primarily due to an increase in personal property taxes over the same period in 2008.

Liquidity and capital resources

The Partnership had a net profit from operations at September 30, 2009 of $126,000, and is projecting operating profits going forward.

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$2,531,000	$75,000	$600,000	$698,000	$1,158,000
Maintenance reserve	400,000	400,000	—	—	—
CSLC Lease Reimbursement	300,000	10,000	80,000	80,000	130,000
Capital Improvement Commitment	371,000	12,500	100,000	100,000	158,500
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—
Total	$3,602,000	$497,500	$780,000	$878,000	$1,446,500

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2009

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis (continued)

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $1,043,000 as of September 30, 2009. Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART II. OTHER INFORMATION

September 30, 2009

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

September 30, 2009

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 13, 2009

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President