Form 10-K
period 2009-12-31
TOWER PARK MARINA INVESTORS LP
filed 2010-03-30
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2009

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

Yes  ☐    No  ☒

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

As of December 31, 2009 and 2008, the Partnership leased one property, known as Tower Park Marina. Reference is made to Item 2 for additional information about this property.

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

At December 31, 2009, Westrec Marina Management, Inc. (“WMMI”), a subsidiary of the General Partner, owned 34.78% of the outstanding limited partnership units. Consequently, WMMI has the ability to significantly influence all matters submitted to a vote of our Limited Partners, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the Limited Partners. WMMI’s interest in such matters may differ from other Limited Partners. In addition, WMMI’s ownership may make it more difficult for another party to take over our Partnership without WMMI’s approval. However, as an affiliate of the general partner of the Partnership, WMMI is required to protect the interests of the Limited Partners.

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

We may encounter significant delays and expense in re-leasing vacant slips, or we may not be able to re-lease space at existing rates, in each case resulting in the loss of income.

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

As of December 31, 2009, the Partnership leased Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. The portion of property leased and operated as Tower Park Marina is situated on 12 acres, which are leased from the CSLC. Tower Park Marina consists of the following: (a) 211 covered slips contained in 17 covered sheds; (b) 93 open slips; (c) a gas dock facility; (d) two covered dry boat storage areas with capacity for approximately 58 boats; and (e) additional dry storage areas with capacity for approximately 83 boats. The covered boat slips at Tower Park Marina are typically rented on a month to month basis. Most of the open boat slips and the lineal boat dockage at Tower Park Marina are rented on a monthly, weekly or daily basis.

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

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. As of February 22, 2010, the permanent wet slip facilities (consisting of 211 slips) were approximately 91.5% leased.

The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 2009, rent expense for the CSLC Lease was $45,000.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Smaller reporting company Purchases of Equity Securities.

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

As of December 31, 2009, WMMI had acquired 1568 Units in the Partnership, representing 34.78% of the outstanding units at an average price of $230 per unit.

Exclusive of the General Partners’ interests in Partnership, as of December 31, 2009, there were approximately 687 Unit holders of record.

If applicable, the Partnership makes quarterly distributions of all “Cash Flow from Operation” and of all “Cash from Sales or Refinancing”, subject to the provisions described below. Cash Flow from Operations, as defined in the Partnership Agreement, is the total cash receipts from the operations of the Partnership’s business, which includes, but is not limited to, cash receipts from the rental of the properties, and which excludes Cash from Sales or Refinancing, less: (i) all operating expenses other than non-cash expenses such as depreciation and amortization; (ii) all principal and interest payments on any loans or advances; (iii) any sums expended for capital improvements or replacements (excluding amounts paid from funds provided by capital contributions); and (iv) a cash reserve for working capital or other purposes, the amount of which shall be determined by the General Partners. Cash from Sales or Refinancing, as defined in the Partnership Agreement, is the net proceeds to the Partnership from all sales, exchanges and refinancing of the Partnership’s properties, less payment of indebtedness relating to such properties and adequate cash reserves from such net proceeds for other obligations of the Partnership for which there is no provision; however, Cash from Sales or Refinancing does not include any proceeds reinvested in properties.

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

Results of Operations

Historically, the Partnership’s revenues were generated primarily from slip rentals, RV parking, retail sales, fuel sales and the restaurant and boat service segments. On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to $41,000 of property taxes and closing costs borne by the Partnership. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of maintenance repairs identified by KOA. The Partnership will make these repairs over the next several years.

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

2009 Compared to 2008

For the year ended December 31, 2009, gross revenue for Tower Park decreased $78,000 to $1,174,000. This was the result of a decrease in dry storage, fuel service and interest revenue.

The Partnership’s income of $139,000 for the year ended December 31, 2009 is a decline of $30,000 from the previous year. The decline was due to various factors, primarily due to a decline in net operating profits in the slip rental and dry storage segments which were offset by only modest improvement in the fuel service segment and a slight decrease in overall operating costs.

Tower Park Marina’s slip rental revenues remained stable at $779,000 in 2009. The marina’s dry storage revenues declined $11,000 to $168,000. The dry boat storage market is more sensitive to economic conditions, as customers who might otherwise choose to store their boats at a marina in good economic times elect to store their vessels in their driveway or garage in an effort to save money. In spite of the stable revenues, net operating profits for the slip rental segment decreased $14,000 due to increases in payroll. Likewise, net operating profits for the dry storage segment also decreased $22,000, due in part to the declining revenues discussed previously and in part due to increases in payroll.

Fuel sales decreased $41,000 to $205,000 due to lower fuel prices and slightly lower sales volume; however margins from fuel sales remained stable. Net operating profits for this segment improved slightly due to reductions in operating costs.

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

Liquidity and Capital Resources

The Partnership had a net profit from operations at December 31, 2009 of $139,000, and is projecting operating profits going forward.

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$2,456,000	$300,000	$642,000	$712,000	$802,000
Maintenance reserve	400,000	400,000	—	—	—
CSLC Lease Reimbursement	290,000	40,000	80,000	80,000	90,000
Capital Improvement Commitment	358,000	50,000	100,000	100,000	108,000
Other Long-Term Liabilities	—	—	—	—	—

Total	$3,504,000	$790,000	$822,000	$892,000	$1,000,000

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $988,000 as of December 31, 2009. Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

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

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009.

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

Name	Age	Office and Date of Election	Business Experience During Past 5 Years

Michael M. Sachs	69	President, Secretary and Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997)	Mr. Sachs is President, Secretary and Director of Westrec Financial and President of Westrec Properties (1990) and Vice-President, Secretary and Director of WMMI (1987). Mr. Sachs has been a director of New Century Financial Corporation, a residential mortgage brokerage, since its inception in 1995 to its conclusion in 2008.

Jeffrey K. Ellis	49	Vice President (1990) and Chief Financial Officer (1996) of the Corporate General Partner and Vice President and Chief Financial Officer of Tower Park Operating Corporation (1997).	Mr. Ellis is Vice President (1990) and Chief Financial Officer (1996) for Westrec Financial, Inc., Westrec Properties, Inc. and Westrec Marina Management, Inc.

William W. Anderson	61	Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997).	Mr. Anderson is the President (1990) and Director (1995) of Westrec Marina Management, Inc. and is a Director of Westrec Financial, Inc. (1996) and Westrec Properties, Inc. (1996).

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

To our knowledge, based solely on review of the copies of such reports furnished to the us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Partnership were complied with.

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

Name and Address of Beneficial Owner	Number of Limited Partnership Units Owned at March 29, 2010	Percent of Class
Westrec Marina Management, Inc. 16633 Ventura Blvd., 6th Floor Encino, CA 91436	1592	35.31%

The Partnership has no officers or directors.

As of December 31, 2009, the General Partners had contributed an aggregate of $1,000 to the capital of Partnership. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of the Partnership. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, which is a wholly-owned subsidiary of Westrec Financial.

Westrec Financial (which may be deemed a parent of the Partnership) has two classes of authorized stock, Common Stock and Convertible Participating Preferred Stock (the “Preferred Stock”), which vote together as a class, except with respect to the election of directors. Michael M. Sachs, an officer and director of both Westrec Financial and the Corporate General Partner, owns 100% of the Common Stock of Westrec Financial. As of December 31, 2009, there was no Preferred Stock outstanding.

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

The General Partners and their affiliates are entitled to the following compensation:

1. “Acquisition and Development Fees” to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for the Partnership, in an amount equal to 6% of the purchase price or the cost of construction of the properties. “Cumulative Acquisition and Development Fees” paid to the General Partners and their affiliates through December 31, 2009 totaled $1,719,000, ($4,000 of which was paid in 2009).

2. A “Loan Brokerage Fee” to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2009 totaled $96,000 (none of which was paid in 2009).

3. The Corporate General Partner made advances to the Partnership during 1998 through 2006 to cover operating deficits and capital expenditures. In connection with the March 27, 2007 sale of Tower Park Marina, the Partnership was able to repay the outstanding principal and interest owed to the Corporate General Partner. Accordingly, no interest was paid or accrued to the Corporate General Partner for the year ended December 31, 2009 or 2008.

4. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed that their share of any future distributions is 1%. The General Partners received $26,000 of such distributions in 2007. No distributions were received in 2009 or 2008.

The Partnership and WMMI, a subsidiary of Westrec Financial, have entered into a management agreement pursuant to which WMMI is entitled to receive, as compensation for its management services, a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the “Gross Revenue” from operations of the properties and (ii) 6% of the “Net Sales Revenue” from operations of the properties. The term “Gross Revenue” means all receipts (net of security deposits returned to the tenants) from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term “Net Sales Revenue” means all receipts from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of the Partnership). The management fee will cover, without additional expense to the Partnership, the time WMMI’s executive officers expend on project management and WMMI’s overhead costs such as its expenses for rent, utilities and servicing of the Partnership’s accounts payable. During 2009, $62,000 was paid or accrued by the Partnership to WMMI pursuant to the management agreements.

ITEM 14.	Principal Accountant Fees and Services

The following audit services were provided by Vasquez & Company LLP during fiscal 2009 and 2008:

	2009	2008
Audit fees (1)	$28,000	$40,000
All other fees	2,000	0

Total	$30,000	$40,000

(1)	Audit Fees
Audit	fees were billed for the audit of the annual financial statements and reviews of quarterly reports on Form 10-Q.

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

TOWER PARK MARINA INVESTORS, L.P.,
(formerly PS MARINA INVESTORS I),
a California Limited Partnership

Dated: March 30, 2010	By:	Westrec Investors, Inc.,
(formerly PS MARINA INVESTORS, INC.)
General Partner

		By:	/s/ Michael M. Sachs
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature	Capacity	Date

Principal Executive Officer /s/ Michael M. Sachs	President, Secretary and Director of Westrec Investors,	March 30, 2010
Michael M. Sachs	Inc., the Corporate General Partner of the Partnership

Principal Operating Officer /s/ William W. Anderson	Director of Westrec Investors, Inc., the Corporate	March 30, 2010
William W. Anderson	General Partner of the Partnership.

Principal Financial and Accounting Officer /s/ Jeffrey K. Ellis	Vice President and Chief Financial Officer of Westrec Investors, Inc., the Corporate General Partner of the	March 30, 2010
Jeffrey K. Ellis	Partnership

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,

VASQUEZ & COMPANY, LLP

The Partners

Tower Park Marina Investors, L.P.,

(formerly PS Marina Investors I),

a California Limited Partnership

and Subsidiary

We have audited the accompanying balance sheets of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership (the Partnership), as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Vasquez & Company LLP

Los Angeles, California

March 26, 2010

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

December 31, 2009 and 2008

ASSETS	2009	2008
Cash and cash equivalents	$988,000	$1,182,000
Accounts receivable, net of allowance for doubtful accounts of $24,000 in 2009 and $27,000 in 2008	48,000	56,000
Tower Park Marina, net (Note 2)	172,000	134,000
Other assets, net (Note 3)	50,000	22,000

	$1,258,000	$1,394,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$518,000	$571,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,561,000	1,776,000
Deferred rentals	12,000	19,000

	2,091,000	2,366,000

Commitments and contingencies (Note 5)	—	—
Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 12,000 units authorized, 4,508 units issued and outstanding	(11,000)	(149,000)
Deferred contributions	(27,000)	(27,000)

	(38,000)	(176,000)
General partners’ deficit	(795,000)	(796,000)

Total partners’ deficit	(833,000)	(972,000)

	$1,258,000	$1,394,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the years ended December 31, 2009 and 2008

	2009	2008
Income:
Slip rental	$779,000	$779,000
Dry storage	168,000	179,000
Fuel service	205,000	246,000
Interest income	22,000	48,000

	1,174,000	1,252,000

Expenses:
Slip rental	56,000	45,000
Dry storage	25,000	13,000
Fuel service	170,000	216,000
Cost of operations	692,000	722,000
Management fees (Note 4)	62,000	63,000
Depreciation	30,000	24,000

	1,035,000	1,083,000

Net income	$139,000	$169,000

Allocation of net profit (loss):
Limited Partners	$138,000	$167,000
General Partners	1,000	2,000

	$139,000	$169,000

Limited Partners’ net income (loss) per unit:	$30.61	$37.05

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

For the years ended December 31, 2009 and 2008

	General Partners	Limited Partners	Total
Balances at December 31, 2007	$(798,000)	$(343,000)	$(1,141,000)
Net income	2,000	167,000	169,000

Balances at December 31, 2008	(796,000)	(176,000)	(972,000)
Net income	1,000	138,000	139,000

Balances at December 31, 2009	$(795,000)	$(38,000)	$(833,000)

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009 and 2008

	2009	2008
Net cash flows used for operating activities:
Net income	$139,000	$169,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on sale of equipment	(4,000)	—
Depreciation and amortization	30,000	24,000
Provision for doubtful accounts	4,000	3,000
Amortization of deferred gain	(215,000)	(215,000)
Decrease in accounts receivable	4,000	23,000
(Increase) decrease in other assets	(28,000)	18,000
(Decrease) increase in accounts payable and accrued expenses	(53,000)	29,000
(Decrease) increase in deferred rentals	(7,000)	6,000

Net cash flows provided by (used for) operating activities	(130,000)	57,000

Cash flows used for investing activities:
Proceeds from sale of equipment	4,000	—
Improvements to marina facility	(68,000)	(89,000)

Net cash provided by (used for) investing activities	(64,000)	(89,000)

Net decrease in cash and cash equivalents	(194,000)	(32,000)
Cash and cash equivalents at the beginning of year	1,182,000	1,214,000

Cash and cash equivalents at the end of year	$988,000	$1,182,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Basis of Presentation

The financial statements of Tower Park Marina Investors, LP at December 31, 2009 and for the year ended December 31, 2009 and 2008 are presented in accordance with accounting principles generally accepted in the United States of America for annual financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instruction to Form 10 and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the years presented have been included.

Tower Park Marina

Tower Park Marina is stated at cost to the Partnership. Provision for depreciation and amortization is calculated using the straight-line method. Depreciable lives for the major asset categories are as follows:

Asset Category	Depreciable Life
Furniture, fixtures and equipment	7 years
Leasehold interest	life of lease

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

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

Cash Distributions

The General Partners interest in Cash Flow from Operations (as defined) and Cash from Sales or Refinancing (as defined) is 1%.

Allocations of Net Income or Loss

As set forth in the Partnership Agreement, net income and net loss shall be allocated 99% to the Limited Partners and 1% to the General Partners.

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the years ended December 31, 2009 and 2008; 4,508.

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

December 31, 2009 and 2008

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

On January 1, 2008, the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, became effective for the Partnership. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The table below sets forth a summary of the fair values of the Company’s financial assets as of December 31 , 2009.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$254,000	254,000	—	—

	$254,000	254,000	—	—

The Partnership believes that the carrying value of its cash, accounts receivable, accounts payable and accrued liabilities as of December 31, 2009 and 2008 approximate their fair values because of the short term nature of those instruments.

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

Recently Issued Accounting Standards

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material impact on the Partnership’s financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards (continued)

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Codification Subtopic 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The proposal also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The proposed guidance would apply to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Early application is permitted. The Partnership is currently assessing the impact that the adoption will have on its financial statements.

There were no other new accounting pronouncements that are expected to have a material impact or have potential material significance to the Partnership.

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

2.	Tower Park Marina (continued)

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the year ended December 31, 2009 and 2008, $215,000 of the deferred gain from the sale was amortized for each year, and is reflected in cost of operations.

At December 31, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2009	2008
Leasehold interest	$27,000	$27,000
Floating docks	45,000	28,000
Furniture, fixtures and equipment	238,000	207,000
Vehicles	36,000	36,000

	346,000	298,000
Less accumulated depreciation	(174,000)	(164,000)

	$172,000	$134,000

3.	Other Assets

Other assets at December 31, are composed of the following:

	2009	2008
Inventory	$28,000	$14,000
Other prepaid expenses	22,000	8,000

	$50,000	$22,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the years ended December 31, 2009 and 2008 were $62,000 and $63,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the year ended December 31, 2009.

5.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CLSC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease has a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $300,000, paid to KOA for each of the years ended December 31, 2009 and 2008. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $45,000 and $40,000, respectively, related to the CSLC lease for the years ended December 31, 2009 and 2008, and approximately $142,000 has been spent on maintenance projects.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

5.	Commitments and Contingencies (continued)

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$2,456,000	$300,000	$642,000	$712,000	$802,000
Maintenance reserve	400,000	400,000	—	—	—
CSLC Lease Reimbursement	290,000	40,000	80,000	80,000	90,000
Capital Improvement Commitment	358,000	50,000	100,000	100,000	108,000
Other Long-Term Liabilities	—	—	—	—	—

Total	$3,504,000	$790,000	$822,000	$892,000	$1,000,000

6.	Segment Reporting

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

Segment Information (in 000’s)	2009	2008
Income
Slip Rental	$779	$779
Dry Storage	168	179
Fuel Service	205	246
Interest income	22	48

Total Income	1,174	1,252

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

6.	Segment Reporting

Segment Information (in 000’s)	2009	2008
Profit (Loss)
Slip Rental	$723	$734
Dry Storage	143	166
Fuel Service	35	30
Other (1)	(762)	(761)

Total	$139	$169

	2009	2008
Assets
Slip Rental	$72	$55
Unallocated amount (2)	1,186	1,339

Total Assets	$1,258	$1,394

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum $15,500 for each of the calendar years ended 2009 and 2008. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution for the years ended December 31, 2009 and 2008 was $900, for each year.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type

8.	Subsequent Events

In May 2009, the FASB issued subsequent events guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Partnership has evaluated subsequent events for recognition or disclosure through the time of filing these financial statements on Form 10-K with the SEC on March 26, 2010 and no events, other than those described in these notes, have occurred that require disclosure pursuant to such guidance.

INDEX TO EXHIBITS

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