Form 10-Q
period 2010-06-30
TOWER PARK MARINA INVESTORS LP
filed 2010-08-11
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of June 30, 2010, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended June 30, 2010

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

ITEM 1. Financial Statements

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$965,000	$988,000
Accounts receivable net of allowance for doubtful accounts of $25,000 in 2010 and $24,000 in 2009	44,000	48,000
Tower Park Marina, net (Note 2)	157,000	172,000
Other assets, net (Note 3)	34,000	50,000

	$1,200,000	$1,258,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$520,000	$518,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,453,000	1,561,000
Deferred rentals	27,000	12,000

	2,000,000	2,091,000

Commitments and contingencies (Note 5)	—	—
Partners’ deficit:
Limited partners’ equity, $5,000 per unit, 4,508 units authorized, issued and outstanding	22,000	(11,000)
Deferred contributions	(27,000)	(27,000)

Limited partners’ deficit	(5,000)	(38,000)
General partners’ deficit	(795,000)	(795,000)

Total partners’ deficit	(800,000)	(833,000)

	$1,200,000	$1,258,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Revenues:
Slip rental	$194,000	$201,000
Dry storage	35,000	43,000
Fuel service	49,000	60,000
Interest and other income	3,000	5,000

Revenues from operations	281,000	309,000

Expenses:
Slip rental	17,000	13,000
Dry storage	8,000	10,000
Fuel service	41,000	46,000
Cost of operations	169,000	169,000
Management fees (Note 4)	15,000	16,000
Depreciation and amortization	8,000	6,000

	258,000	260,000

Net income	$23,000	$49,000

Allocation of net profit:
Limited Partners	$23,000	$49,000
General Partners	—	—

	$23,000	$49,000

Limited Partners’ net income per unit:	$5.10	$10.87

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the six months ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Revenues:
Slip rental	$378,000	$385,000
Dry storage	70,000	85,000
Fuel service	60,000	70,000
Interest and other income	5,000	13,000

Revenues from operations	513,000	553,000

Expenses:
Slip rental	30,000	24,000
Dry storage	13,000	14,000
Fuel service	56,000	58,000
Cost of operations	336,000	350,000
Management fees (Note 4)	28,000	30,000
Depreciation and amortization	17,000	12,000

	480,000	488,000

Net income	$33,000	$65,000

Allocation of net profit:
Limited Partners	$33,000	$64,000
General Partners	—	1,000

	$33,000	$65,000

Limited Partners’ net income per unit:	$7.32	$14.20

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$33,000	$65,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	17,000	12,000
Amortization of deferred gain	(108,000)	(108,000)
Provision for doubtful accounts	2,000	2,000
Decrease in accounts receivable	2,000	7,000
Decrease (increase) in other assets	16,000	(11,000)
Increase (decrease) in accounts payable and accrued expenses	2,000	(20,000)
Increase in deferred rentals	15,000	5,000

Cash flow used for operating activities	(21,000)	(48,000)

Cash flows from investing activities:
Improvements to marina facilities	(2,000)	(20,000)

Cash flow used for investing activities	(2,000)	(20,000)

Cash flows from financing activities:	—	—

Net decrease in cash and cash equivalents	(23,000)	(68,000)
Cash and cash equivalents at the beginning of period	988,000	1,182,000

Cash and cash equivalents at the end of period	$965,000	$1,114,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

Basis of Presentation

The unaudited financial statements of Tower Park Marina Investors, LP at June 30, 2010 and for the six months ended June 30, 2010 are presented in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the years presented have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents consist of all amounts on deposit in interest bearing and non-interest bearing demand deposit accounts as well as highly liquid investments purchased with an original maturity of three months or less.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the three months and six months ended June 30, 2010 and 2009, 4,508.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

The table below sets forth a summary of the fair values of the Partnership’s financial assets as of June 30, 2010.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$870,000	$870,000	—	—

	$870,000	$870,000	—	—

The Partnership believes that the carrying value of its cash, accounts receivable, accounts payable and accrued liabilities as of June 30, 2010 and December 31, 2009 approximate their fair values because of the short term nature of those instruments.

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

June 30, 2010

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

June 30, 2010

(Unaudited)

2.	Tower Park Marina (continued)

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale in March 2007. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the six months ended June 30, 2010 and 2009, $108,000 of the deferred gain from the sale was amortized for each period, and is reflected in cost of operations.

As of June 30, 2010 and December 31, 2009 the assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2010	2009
Leasehold interest	$27,000	$27,000
Floating docks	45,000	45,000
Furniture, fixtures and equipment	240,000	238,000
Vehicles	36,000	36,000

	348,000	346,000
Less accumulated depreciation	(191,000)	(174,000)

	$157,000	$172,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

3.	Other Assets

Other assets as of June 30, 2010 and December 31, 2009 are composed of the following:

	2010	2009
Fuel inventory	$26,000	$28,000
Other prepaid expenses	8,000	22,000

	$34,000	$50,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the six months ended June 30, 2010 and 2009 were $28,000 and $30,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the six months ended June 30, 2010.

5.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CLSC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease has a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $150,000, paid to KOA for each of the six months ended June 30, 2010 and 2009. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $25,000 related to the CSLC lease for each of the six months periods ended June 30, 2010 and 2009, and approximately $167,000 has been spent on maintenance projects.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

Segment Information (in 000’s)	For the six- months ended June 30,
	2010	2009
Revenues
Slip Rental	$378	$385
Dry Storage	70	85
Fuel Service	60	70
Interest income	5	13

Total Revenue	$513	$553

Profit (Loss)
Slip Rental	$348	$361
Dry Storage	57	71
Fuel Service	4	12
Other (1)	(376)	(379)

Total Profit (Loss)	$33	$65

	June 30, 2010	December 31, 2009
Assets
Slip Rental	$72	$72
Unallocated amount (2)	1,128	1,186

Total Assets	$1,200	$1,258

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $15,500 for each of the calendar years 2009 and 2008. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution was $513 and $475 for each of the six months ended June 30, 2010 and 2009.

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

June 30, 2010

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

Results of Operations for the six months ended June 30, 2010 and 2009

The revenues and expenses of the Partnership for the six months ended June 30, 2010 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of June 30, Tower Park Marina had the following occupancies:

	2010			2009
	Available		Occupied	Available		Occupied
Wet slips	218	(1)	87.6%	223	(1)	93.3%
Dry storage	155		67.1%	155		83.9%

(1)	non-transient slips only

For the six months ended June 30, 2010, revenues from operations for Tower Park decreased $40,000 to $513,000. This was the result of a decrease in all segments of revenue. Slip rentals decreased $7,000, dry storage revenues decreased $15,000, fuel service revenues were down $10,000, and interest income decreased $8,000. In general, the decline is primarily due to a downturn in the economy causing customers to change their boating habits. This was exacerbated by bad weather for the first half of the year. The dry boat storage market is especially sensitive to economic conditions, as customers who might otherwise choose to store their boats at a marina in good economic times elect to store their vessels in their driveway or garage in an effort to save money. The cash balances for 2009 and the six months ended June 30, 2010 have remained relatively stable; however declining interest rates and a change to a more conservative investment mix have resulted in less interest income in 2010.

The Partnership’s net profit from operations of $33,000 for the six months ended June 30, 2010 is a $32,000 decline over the same period a year ago. The decline is primarily attributed to a $13,000 decrease in net slip rental profits, a $14,000 decrease in net dry storage profits, a net $8,000 decline in fuel service profits offset by a slight decrease in operating costs. The decrease in operating costs was related to a decrease in personal property taxes compared to the same period in 2009.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

June 30, 2010

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis (continued)

Liquidity and capital resources

The Partnership had a net profit from operations (net income plus depreciation less interest income) for the six months ended June 30, 2010 of $45,000; however, this includes $108,000 of deferred gain (see Note 2). Excluding the deferred gain, the property had a net operating loss of $63,000. This was covered by existing cash balances. The Partnership has implemented cost reductions where possible, and has sufficient liquidity to cover any operating deficits for the next year.

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$2,307,000	$150,000	$642,000	$713,000	$802,000
Maintenance reserve	400,000	400,000	—	—	—
CSLC Lease Reimbursement	270,000	20,000	80,000	80,000	90,000
Capital Improvement Commitment	333,000	25,000	100,000	100,000	108,000
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—
Total	$3,310,000	$595,000	$822,000	$893,000	$1,000,000

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $965,000 as of June 30, 2010. Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

June 30, 2010

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

June 30, 2010

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

June 30, 2010

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 11, 2010

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Jeffrey K. Ellis
Jeffrey K. Ellis
Vice President