Form 10-K
period 2010-12-31
TOWER PARK MARINA INVESTORS LP
filed 2011-03-30
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2010

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

Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark whether Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☑

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☑

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

As of December 31, 2010 and 2009, the Partnership leased one property, known as Tower Park Marina. Reference is made to Item 2 for additional information about this property.

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

At December 31, 2010, Westrec Marina Management, Inc. (“WMMI”), a subsidiary of the General Partner, owned 37.20% of the outstanding limited partnership units. Consequently, WMMI has the ability to significantly influence all matters submitted to a vote of our Limited Partners, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the Limited Partners. WMMI’s interest in such matters may differ from other Limited Partners. In addition, WMMI’s ownership may make it more difficult for another party to take over our Partnership without WMMI’s approval. However, as an affiliate of the general partner of the Partnership, WMMI is required to protect the interests of the Limited Partners.

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

We depend on key personnel.

We depend on our key personnel, including William W. Anderson, President of WMMI and Jeffrey K. Ellis, Chief Financial Officer of WMMI. The loss of Mr. Anderson, Mr. Ellis or other key personnel could adversely affect our operations. We maintain no key person insurance on our key personnel.

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

As of December 31, 2010, the Partnership leases Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. The portion of property leased and operated as Tower Park Marina is situated on 12 acres, which are leased from the CSLC. Tower Park Marina consists of the following: (a) 211 covered slips contained in 17 covered sheds; (b) 93 open slips; (c) a gas dock facility; (d) two covered dry boat storage areas with capacity for approximately 58 boats; and (e) additional dry storage areas with capacity for approximately 83 boats. The covered boat slips at Tower Park Marina are typically rented on a month to month basis. Most of the open boat slips and the lineal boat dockage at Tower Park Marina are rented on a monthly, weekly or daily basis.

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

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. As of March 20, 2011, the permanent wet slip facilities (consisting of 211 slips) were approximately 84.8% leased.

The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 2010, rent expense for the CSLC Lease was $45,000.

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

As of December 31, 2010, WMMI had acquired 1677 Units in the Partnership, representing 37.20% of the outstanding units at an average price of $230 per unit.

Exclusive of the General Partners’ interests in Partnership, as of December 31, 2010, there were approximately 660 Unit holders of record.

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

Accounts receivable allowance: The Partnership uses the allowance method to reserve for its estimate of uncollectible receivables. A percentage of the accounts receivable with balances past due over 60 days are estimated to eventually prove uncollectible. Consequently, the amount estimated is charged to bad debts each month and a credit is made to an allowance for doubtful accounts. In addition to a general reserve estimate, any accounts identified as problematic - including accounts in bankruptcy or placed for collection are added to the allowance amount. When specific accounts are written off, they are charged to the allowance account. Management reviews the allowance each quarter and at year end, and evaluates any accounts over 60 days past due. Factors such as subsequent payments and value of boats occupying the slips are considered when determining collectability. If, in the judgment of management, it is “not likely” that the account is collectible, the allowance will be increased, thereby reducing income from these segments. For these reasons and since changes in estimates can materially affect net profits, management believes the accounting estimate related to accounts receivable allowances is a “critical accounting estimate.”

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

2010 Compared to 2009

For the year ended December 31, 2010, gross revenue for Tower Park decreased $108,000 to $1,066,000. This was the result of a decrease in all revenue categories: slip rental, dry storage, fuel service and interest revenue.

The Partnership’s income of $33,000 for the year ended December 31, 2010 is a decline of $106,000 from the previous year. The decline was due to various factors, primarily due to a decline in net operating profits in the slip rental, dry storage, and fuel service segments which was offset by only a slight decrease in overall operating costs.

Tower Park Marina’s slip rental revenues declined $43,000 to $736,000 due to change in customer habits in a slow economy. The marina’s dry storage revenues declined $32,000 to $136,000. The dry boat storage market is more sensitive to economic conditions, as customers who might otherwise choose to store their boats at a marina in good economic times elect to store their vessels in their driveway or garage in an effort to save money. Net operating profits for the slip rental segment decreased $48,000 due to increases in payroll. Likewise, net operating profits for the dry storage segment also decreased $33,000, due to the declining revenues discussed previously.

Fuel sales decreased $23,000 to $182,000 due to lower fuel prices and slightly lower sales volume. Operating profits declined as well, as the decrease in demand prevented the property from taking advantage of volume discounts.

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

Liquidity and Capital Resources

The Partnership had a net profit from operations at December 31, 2010 of $33,000, and is projecting operating profits going forward.

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

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating Leases:
KOA Lease	$2,157,000	$300,000	$698,000	$713,000	$446,000
Maintenance reserve	400,000	400,000	—	—	—
CSLC Lease Reimbursement	250,000	40,000	80,000	80,000	50,000
Capital Improvement Commitment	308,000	50,000	100,000	100,000	58,000
Other Long-Term Liabilities	—	—	—	—	—

Total	$3,115,000	$790,000	$878,000	$893,000	$554,000

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $844,000 as of December 31, 2010. Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2010.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Partnership were complied with.

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

Name and Address of Beneficial Owner	Number of Limited Partnership Units Owned at March 28, 2011	Percent of Class
Westrec Marina Management, Inc.	1691	37.51%
16633 Ventura Blvd., 6th Floor
Encino, CA 91436

The Partnership has no officers or directors.

As of December 31, 2010, the General Partners had contributed an aggregate of $1,000 to the capital of Partnership. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of the Partnership. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, which is a wholly-owned subsidiary of Westrec Financial.

Westrec Financial (which may be deemed a parent of the Partnership) has two classes of authorized stock, Common Stock and Convertible Participating Preferred Stock (the “Preferred Stock”), which vote together as a class, except with respect to the election of directors. Michael M. Sachs, an officer and director of both Westrec Financial and the Corporate General Partner, owns 100% of the Common Stock of Westrec Financial. As of December 31, 2010, there was no Preferred Stock outstanding.

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

The General Partners and their affiliates are entitled to the following compensation:

1. “Acquisition and Development Fees” to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for the Partnership, in an amount equal to 6% of the purchase price or the cost of construction of the properties. “Cumulative Acquisition and Development Fees” paid to the General Partners and their affiliates through December 31, 2010 totaled $1,719,000, ( none of which was paid in 2010).

2. A “Loan Brokerage Fee” to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2010 totaled $96,000 (none of which was paid in 2010).

3. The Corporate General Partner made advances to the Partnership during 1998 through 2006 to cover operating deficits and capital expenditures. In connection with the March 27, 2007 sale of Tower Park Marina, the Partnership was able to repay the outstanding principal and interest owed to the Corporate General Partner. Accordingly, no interest was paid or accrued to the Corporate General Partner for the year ended December 31, 2010 or 2009.

4. During the year, the General Partner or its affiliates borrowed monies from the Registrant amounting to $415,000. Interest on these loans was paid at prime plus 1%. The loan violates Section 13.3 of the Registrant’s Partnership Agreement, which prohibits loans to the General Partners or Affiliates. All amounts were repaid by December 31, 2010. Interest received by the Registrant for the year ended December 31, 2010 totaled $2,000.

5. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed that their share of any future distributions is 1%. The General Partners received $26,000 of such distributions in 2007. No distributions were received in 2010 or 2009.

The Partnership and WMMI, a subsidiary of Westrec Financial, have entered into a management agreement pursuant to which WMMI is entitled to receive, as compensation for its management services, a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the “Gross Revenue” from operations of the properties and (ii) 6% of the “Net Sales Revenue” from operations of the properties. The term “Gross Revenue” means all receipts (net of security deposits returned to the tenants) from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term “Net Sales Revenue” means all receipts from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of the Partnership). The management fee will cover, without additional expense to the Partnership, the time WMMI’s executive officers expend on project management and WMMI’s overhead costs such as its expenses for rent, utilities and servicing of the Partnership’s accounts payable. During 2010, $56,000 was paid or accrued by the Partnership to WMMI pursuant to the management agreements.

ITEM 14.	Principal Accountant Fees and Services

The following audit services were provided by Vasquez & Company LLP during fiscal 2010 and 2009:

	2010	2009
Audit fees (1)	$43,000	$28,000
All other fees	2,000	2,000

Total	$45,000	$30,000

(1)	Audit Fees

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

The Registrant filed a Current Report on Form 8-K dated December 9, 2010 (filed December 10, 2010) which disclosed the departure of the principal operating officer and the principal financial officer and the breach of the partnership agreement.

c.	Financial Statement Schedules

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER PARK MARINA INVESTORS, L.P., (formerly PS MARINA INVESTORS I), a California Limited Partnership

Dated: March 30, 2011	By:	Westrec Investors, Inc.,
(formerly PS MARINA INVESTORS, INC.) General Partner

By:	/s/ Michael M. Sachs
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature	Capacity	Date
Principal Executive Officer, Principal Operating Officer, Principal Financial and Accounting Officer /s/ Michael M. Sachs Michael M. Sachs	President, Secretary, Vice President and Chief Financial Officer and Director of Westrec Investors, Inc., the Corporate General Partner of the Partnership	March 30, 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,

VASQUEZ & COMPANY, LLP

The Partners

Tower Park Marina Investors, L.P.,

(formerly PS Marina Investors I),

a California Limited Partnership

and Subsidiary

We have audited the accompanying balance sheets of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership (the Partnership), as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Vasquez & Company LLP

Los Angeles, California

March 28, 2011

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and cash equivalents	$844,000	$988,000
Accounts receivable, net of allowance for doubtful accounts of $42,000 in 2010 and $27,000 2009	64,000	48,000
Tower Park Marina, net (Note 2)	140,000	172,000
Other assets, net (Note 3)	47,000	50,000

	$1,095,000	$1,258,000

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$531,000	$518,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,346,000	1,561,000
Deferred rentals	18,000	12,000

	1,895,000	2,091,000

Commitments and contingencies (Note 5)	—	—
Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 12,000 units authorized, 4,508 units issued and outstanding	22,000	(11,000)
Deferred contributions	(27,000)	(27,000)

	(5,000)	(38,000)
General partners’ deficit	(795,000)	(795,000)

Total partners’ deficit	(800,000)	(833,000)

	$1,095,000	$1,258,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the years ended December 31, 2010 and 2009

	2010	2009
Income:
Slip rental	$736,000	$779,000
Dry storage	136,000	168,000
Fuel service	182,000	205,000
Interest income	12,000	22,000

	1,066,000	1,174,000

Expenses:
Slip rental	61,000	56,000
Dry storage	26,000	25,000
Fuel service	166,000	170,000
Cost of operations	689,000	692,000
Management fees (Note 4)	56,000	62,000
Depreciation	35,000	30,000

	1,033,000	1,035,000

Net income	$33,000	$139,000

Allocation of net profit (loss):
Limited Partners	$33,000	$138,000
General Partners	—	1,000

	$33,000	$139,000

Limited Partners’ net income (loss) per unit:	$7.32	$30.61

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

For the years ended December 31, 2010 and 2009

	General Partners	Limited Partners	Total
Balances at December 31, 2008	$(796,000)	$(176,000)	$(972,000)
Net income	1,000	138,000	139,000

Balances at December 31, 2009	(795,000)	(38,000)	(833,000)
Net income	—	33,000	33,000

Balances at December 31, 2010	$(795,000)	$(5,000)	$(800,000)

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2010 and 2009

	2010	2009
Net income	$33,000	$139,000
Adjustments to reconcile net income to net cash used for operating activities:
Gain on sale of equipment	—	(4,000)
Depreciation and amortization	35,000	30,000
Provision for doubtful accounts	20,000	4,000
Amortization of deferred gain	(215,000)	(215,000)
(Increase) decrease in accounts receivable	(36,000)	4,000
Decrease (increase) in other assets	3,000	(28,000)
Increase (decrease) in accounts payable and accrued expenses	13,000	(53,000)
Increase (decrease) in deferred rentals	6,000	(7,000)

Net cash flows used for operating activities	(141,000)	(130,000)

Cash flows used for investing activities:
Proceeds from sale of equipment	—	4,000
Improvements to marina facility	(3,000)	(68,000)

Net cash used for investing activities	(3,000)	(64,000)

Net decrease in cash and cash equivalents	(144,000)	(194,000)
Cash and cash equivalents at the beginning of year	988,000	1,182,000

Cash and cash equivalents at the end of year	$844,000	$988,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Basis of Presentation

The financial statements of Tower Park Marina Investors, LP at December 31, 2010 and 2009 and for the years ended December 31, 2010 and 2009 are presented in accordance with accounting principles generally accepted in the United States of America for annual financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instruction to Form 10 and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the years presented have been included.

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

December 31, 2010 and 2009

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the years ended December 31, 2010 and 2009; 4,508.

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

December 31, 2010 and 2009

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The table below sets forth a summary of the fair values of the Company’s financial assets as of December 31, 2010.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$200,000	200,000	—	—

	$200,000	200,000	—	—

The Partnership believes that the carrying value of its cash, accounts receivable, accounts payable and accrued liabilities as of December 31, 2010 and 2009 approximate their fair values because of the short term nature of those instruments.

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

December 31, 2010 and 2009

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

December 31, 2010 and 2009

2.	Tower Park Marina (continued)

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the year ended December 31, 2010 and 2009, $215,000 of the deferred gain from the sale was amortized for each year, and is reflected in cost of operations. The remaining unamortized gain balance at December 31, 2010 is $1,346,000.

At December 31, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2010	2009
Leasehold interest	$27,000	$27,000
Floating docks	47,000	45,000
Furniture, fixtures and equipment	239,000	238,000
Vehicles	36,000	36,000

	349,000	346,000
Less accumulated depreciation	(209,000)	(174,000)

	$140,000	$172,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

3.	Other Assets

Other assets at December 31, are composed of the following:

	2010	2009
Inventory	$24,000	$28,000
Other prepaid expenses	23,000	22,000

	$47,000	$50,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the years ended December 31, 2010 and 2009 were $56,000 and $62,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the year ended December 31, 2010.

During the year, the General Partner or its affiliates borrowed monies from the Registrant amounting to $415,000. Interest on these loans was paid at prime plus 1%. The loan violates Section 13.3 of the Registrant’s Partnership Agreement, which prohibits loans to the General Partners or Affiliates. All amounts were repaid by December 31, 2010. Interest received by the Registrant for the year ended December 31, 2010 totaled $2,000.

5.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CSLC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease has a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $300,000, paid to KOA for each of the years ended December 31, 2010 and 2009. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $45,000 related to the CSLC lease for each of the years ended December 31, 2010 and 2009. Approximately $192,000 has been spent on maintenance projects.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

5.	Commitments and Contingencies (continued)

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating Leases:
KOA Lease	$2,157,000	$300,000	$698,000	$713,000	$446,000
Maintenance reserve	400,000	400,000	—	—	—
CSLC Lease Reimbursement	250,000	40,000	80,000	80,000	50,000
Capital Improvement Commitment	308,000	50,000	100,000	100,000	58,000
Other Long-Term Liabilities	—	—	—	—	—

Total	$3,115,000	$790,000	$878,000	$893,000	$554,000

6.	Segment Reporting

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

Segment Information (in 000’s)	2010	2009
Revenues
Slip Rental	$736	$779
Dry Storage	136	168
Fuel Service	182	205
Interest income	12	22

Total Revenue	1,066	1,174

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

6.	Segment Reporting

Segment Information (in 000’s)	2010	2009
Profit (Loss)
Slip Rental	$675	$723
Dry Storage	110	143
Fuel Service	16	35
Other (1)	(768)	(762)

Total	$33	$139

	2010	2009
Assets
Slip Rental	$74	$72
Unallocated amount (2)	1,021	1,186

Total Assets	$1,095	$1,258

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $16,500 for each of the calendar years 2010 and 2009. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution for the years ended December 31, 2010 and 2009 was $1,000 and $900, respectively.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type

8.	Subsequent Events

The Partnership has evaluated subsequent events for recognition or disclosure in the financial statements filed on Form 10-K with the SEC and no events, other than those described in these notes, have occurred that require disclosure.

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Amended and Restated Agreement of Limited Partnership (form included as Exhibit A to the Prospectus of Registrant dated August 4, 1988, contained in Amendment No. 2 to Registration Statement No. 33-21021, of Registrant filed July 29, 1988, and is incorporated herein by reference).

4.2	Amended form of execution copy of Subscription Agreement/Promissory Note (filed as pages A-1 through A-6 to Post-Effective Amendment No. 1 to Registration Statement No. 33-21021 of Registrant filed February 14, 1989, and is incorporated herein by reference).

10.1	Form of Property Management Agreement between Registrant and PS Marina Management, Inc. (filed as Exhibit 10.1 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.2	Purchase Agreement dated as of November 3, 1987, among Westrec Properties, Inc. and Tower Park, Inc., together with certain documents, leases and the CSLC Lease relating to the purchase of Tower Park Marina (filed as Exhibit 10.3 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.3	Purchase Agreement, dated as of November 6, 1987, among Westrec Properties, Inc. and Chandlers Landing, Ltd., together with certain documents, subleases and the Concession Agreement relating to the purchase of Chandlers Landing Marina (filed as Exhibit 10.4 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.4	Lease Agreement, dated as of July 6, 1988, between Registrant and Marine Ventures Limited relating to restaurant/bar, general store and pontoon boat rental operation at Tower Park Marina (filed as Exhibit 10.5 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.5	Purchase Agreement, dated as of November 27, 1989, among Westrec Properties, Inc. and Marina Developers, Inc., together with certain documents relating to the purchase of ThunderBoat Marina (filed as Exhibit 28A to the Registrant’s Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

10.6.1	Purchase Agreement dated as of June 8, 1988, among Westrec Properties, Inc. and CALMAC, Inc., together with certain documents relating to the purchase of Banyan Bay Marina (filed as Exhibit 28B to the Registrant’s Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

31.1	Certification of Michael M. Sachs pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Resignation letter of Jeffrey K. Ellis (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8K filed on December 9, 2010.

99.2	Resignation letter of William W. Anderson (incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8K filed on December 9, 2010.