Form 10-Q
period 2011-03-31
TOWER PARK MARINA INVESTORS LP
filed 2011-05-16
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of March 31, 2011, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended March 31, 2011

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

ITEM 1. Financial Statements

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$636,000	$844,000
Accounts receivable net of allowance for doubtful accounts of $25,000 in 2011 and $27,000 in 2010	58,000	64,000
Tower Park Marina, net (Note 2)	134,000	140,000
Other assets, net (Note 3)	37,000	47,000

TOTAL ASSETS	$865,000	$1,095,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$340,000	$531,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,292,000	1,346,000
Deferred rentals	28,000	18,000

Total liabilities	1,660,000	1,895,000

Commitments and contingencies (Note 5)	—	—
Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	27,000	22,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity (deficit)	—	(5,000)
General partners’ equity (deficit)	(795,000)	(795,000)

Total partners’ deficit	(795,000)	(800,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$865,000	$1,095,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three month periods ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
Revenues:
Slip rental	$156,000	$184,000
Dry storage	32,000	35,000
Fuel service	11,000	11,000
Interest and other income	3,000	2,000

Revenues from operations	202,000	232,000

Expenses:
Slip rental	13,000	13,000
Dry storage	4,000	5,000
Fuel service	12,000	15,000
Cost of operations	147,000	167,000
Management fees (Note 4)	12,000	13,000
Depreciation	9,000	9,000

	197,000	222,000

Net income	$5,000	$10,000

Allocation of net profit:
Limited Partners	$5,000	$10,000
General Partners	—	—

	$5,000	$10,000

Limited Partners’ net income per unit:	$1.11	$2.22

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$5,000	$10,000
Adjustments to reconcile net income to net cash used for operating activities:
Gain on sale of equipment	—	—
Depreciation	9,000	9,000
Amortization of deferred gain	(54,000)	(54,000)
Provision for doubtful accounts	—	—
Decrease (increase) in accounts receivable	4,000	(4,000)
Decrease in other assets	10,000	17,000
Decrease in accounts payable and accrued expenses	(191,000)	—
Increase in deferred rentals	10,000	11,000

Cash flow used for operating activities	(205,000)	(11,000)

Cash flows from investing activities:
Improvements to marina facilities	(3,000)	(3,000)

Cash flows from financing activities:	—	—

Net decrease in cash and cash equivalents	(208,000)	(14,000)
Cash and cash equivalents at the beginning of period	844,000	988,000

Cash and cash equivalents at the end of period	$636,000	$974,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

Basis of Presentation

The unaudited financial statements of Tower Park Marina Investors, LP at March 31, 2011 and for the three months ended March 31, 2011 are presented in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents consist of all amounts on deposit in interest bearing and non-interest bearing demand deposit accounts as well as highly liquid investments purchased with an original maturity of three months or less.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the three months ended March 31, 2011 and 2010, 4,508.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

The table below sets forth a summary of the fair values of the Partnership’s financial assets as of March 31, 2011.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$559,000	$559,000	—	—

	$559,000	$559,000	—	—

The Partnership believes that the carrying value of its cash, accounts receivable, accounts payable and accrued liabilities as of March 31, 2011 and December 31, 2010 approximate their fair values because of the short-term nature of those instruments.

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

March 31, 2011

(Unaudited)

2.	Tower Park Marina

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of maintenance repairs identified by KOA. The Partnership agreed to make these repairs over the next several years. As of March 31, 2011, $188,000 has been spent towards this commitment.

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale in March 2007. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the three months ended March 31, 2011 and 2010, $54,000 of the deferred gain from the sale was amortized for each period, and is reflected in cost of operations. The remaining unamortized gain balance was $1,292,000 at March 31, 2011, and $1,346,000 at December 31, 2010.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

2.	Tower Park Marina (continued)

As of March 31, 2011 and December 31, 2010 the assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2011	2010
Leasehold interest	$27,000	$27,000
Floating docks	47,000	47,000
Furniture, fixtures and equipment	239,000	239,000
Vehicles	36,000	36,000
Construction in Progress	3,000	—

	352,000	349,000
Less accumulated depreciation	(218,000)	(209,000)

	$134,000	$140,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

3.	Other Assets

Other assets as of March 31, 2011 and December 31, 2010 are composed of the following:

	2011	2010
Fuel inventory	$22,000	$24,000
Other prepaid expenses	15,000	23,000

	$37,000	$47,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the three months ended March 31, 2011 and 2010 were $12,000 and $13,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the three months ended March 31, 2011 and 2010.

5.	Commitments and Contingencies

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period April through October of each period.

The Partnership operates a portion of Tower Park Marina on approximately 14 acres of waterfront property under a lease with the California State Land Commission (the “CSLC Lease”). As mentioned in Note 2 above, the Partnership’s leasehold interest in the CSLC lease was sold to KOA on March 27, 2007. Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease has a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $75,000, paid to KOA for each of the three months ended March 31, 2011 and 2010. The basic rent will be increased 3.5% per each lease year, adjusted every five years. The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $12,000 and $15,000, respectively related to the CSLC lease for the three month periods ended March 31, 2011 and 2010, and approximately $204,000 has been spent on maintenance projects since the inception of the lease.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

Segment Information (in 000’s)	For the three- months ended March 31,
	2011	2010
Revenues
Slip Rental	$156	$184
Dry Storage	32	35
Fuel Service	11	11
Interest income	3	2

Total Revenue	$202	$232

Profit (Loss)
Slip Rental	$143	$171
Dry Storage	28	30
Fuel Service	(1)	(4)
Other (1)	(165)	(187)

Total Profit	$5	$10

	March 31, 2011	December 31, 2010
Assets
Slip Rental	$74	$74
Unallocated amount (2)	791	1,021

Total Assets	$865	$1,095

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $16,500 for each calendar year. The Partnership matches 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution, which was included in cost of operations, was $225 for the three months ended March 31, 2011 and 2010, respectively.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type.

8.	Subsequent Events

The Partnership has evaluated subsequent events for recognition or disclosure in the financial statements filed on Form 10-Q with the SEC and no events, other than those described in these notes, have occurred that require disclosure.

.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2011

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

Results of Operations for the three months ended March 31, 2011 and 2010

The revenues and expenses of the Partnership for the three months ended March 31, 2011 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of March 31, Tower Park Marina had the following occupancies:

	2011			2010
	Available		Occupied	Available		Occupied
Wet slips	219	(1)	85.4%	219	(1)	94.5%
Dry storage	155		63.9%	155		67.7%

(1)	non-transient slips only

For the three months ended March 31, 2011, revenues from operations for Tower Park decreased $30,000 to $202,000. This was primarily the result of decreases in slip rental and dry storage revenue. Slip rentals decreased $28,000, and dry storage revenues decreased $3,000. In general, the decline is primarily due to the continued downturn in the economy causing customers to change their boating habits. This was exacerbated by bad weather for the first three months of the year. The dry boat storage market is especially sensitive to economic conditions, as customers who might otherwise choose to store their boats at a marina in good economic times elect to store their vessels in their driveway or garage in an effort to save money. Several boating customers moved their boats out of slips and into the less expensive dry storage spaces for the winter months. Declining interest rates, and a 25% decline in the Partnership’s cash balance resulted in less interest income in 2011.

The Partnership’s cash balance declined $208,000 to $636,000 for the three months ended March 31, 2011, primarily due to $157,000 being spent on maintenance repairs that were committed to as part of the sale to KOA. (See Note 3)

The Partnership’s net profit from operations of $5,000 for the three months ended March 31, 2011 is a $5,000 decline over the same period a year ago. The decline is primarily attributed to a $28,000 decrease in net slip rental profits, a $2,000 decrease in net dry storage profits, offset by a slight improvement in fuel service margins and a $20,000 decrease in operating costs, which was primarily due to decreases in administrative payroll.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2011

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis (continued)

Liquidity and capital resources

The Partnership had a net loss from operations for the three months ended March 31, 2011 of $40,000 (net income/loss before depreciation and amortization of deferred gain), which was covered from existing cash balances. The Partnership has implemented cost reductions where possible, and has sufficient liquidity to cover any operating deficits for the next year.

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$2,082,000	$225,000	$698,000	$713,000	$446,000
Maintenance reserve	228,000	228,000	—	—	—
CSLC Lease Reimbursement	240,000	30,000	80,000	80,000	50,000
Capital Improvement Commitment	296,000	38,000	100,000	100,000	58,000
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—
Total	$2,846,000	$521,000	$878,000	$893,000	$554,000

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $636,000 as of March 31, 2011. Because of these factors, we believe the Partnership is in a position to meet its financial obligations going forward.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2011

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

March 31, 2011

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

March 31, 2011

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 16, 2011

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Michael M. Sachs
Michael M. Sachs
President