Form 10-K
period 2011-12-31
TOWER PARK MARINA INVESTORS LP
filed 2012-03-29
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2011

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

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

The term of our Partnership Agreement is until its dissolution and, in any event, not later than December 31, 2038. The General Partners expect to dissolve the Partnership once it fulfills its obligations under the terms of its lease with KOA, which commitment expires on March 27, 2017.

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

As of December 31, 2011 and 2010, the Partnership leased one property, known as Tower Park Marina. Reference is made to Item 2 for additional information about this property.

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

Governmental Approvals

A portion of Tower Park Marina is operated under a lease (the “CSLC Lease”) with the California State Lands Commission (“CSLC”). Our assignment or sublease of its rights under this agreement required the consent of the CSLC. Effective January 1, 1999 the CSLC Lease was extended until December 31, 2023. In connection with the March 27, 2007 sale of Tower Park Marina to KOA, the Registrant also sold its leasehold interest in the lease between the California State Land Commission (as landlord) and the Registrant (as tenant), dated as of January 14, 1999. Pursuant to the new lease with KOA, the Partnership is required to make payments of approximately $40,000 to KOA to satisfy its obligation under the CSLC lease.

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

We are subject to certain reporting requirements relating to any water pollution caused by their operations, such as the California Safe Drinking Water and Toxic Enforcement Act of 1986 (“California Proposition 65”). California Proposition 65 contains a prohibition on discharging specified toxic chemicals into water or land where such chemicals pass (or probably will pass) into any source of drinking water. Civil penalties have been established for violations of California Proposition 65 and actions may also be brought. We must comply with applicable laws concerning the lawful handling and disposal of certain products used in and generated by the operation of our marina, such as oil, paint, sewage and fuel. We must also comply with applicable federal, state and local laws concerning aboveground storage tanks. If any leaks from storage tanks or spillage or disposal from other operations (such as the loading of gasoline into boats or the disposal of paint, oil and other products used in the repair of boats) causes or has caused contamination of the soil or the water, we will be required to comply with federal, state and local laws relating to “hazardous waste” clean-up and we may have to incur expenses to dispose of the hazardous waste in a lawful manner. If other parties contribute or have contributed to water or soil contamination at Tower Park Marina, we would be able to seek reimbursement from such other parties in connection with our payment of any expenses to comply with such regulations.

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

Personnel

There are 6 persons who render service on our behalf on a full-time basis, and 4 persons who render services on a part-time basis. These persons include managers, assistant managers, area managers, accounting, administrative and clerical personnel, construction, and dock personnel. The persons rendering services on a part-time basis may also render services on behalf of one or more of WMMI, Westrec Financial, other partnerships organized by Westrec Financial and other persons or entities owning properties managed by WMMI.

ITEM 1A.	Risk Factors

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our partnership and our business.

WMMI has significant influence over the Partnership.

At December 31, 2011, Westrec Marina Management, Inc. (“WMMI”), a subsidiary of the General Partner, owned 39.04% of the outstanding limited partnership units. Consequently, WMMI has the ability to significantly influence all matters submitted to a vote of our Limited Partners, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the Limited Partners. WMMI’s interest in such matters may differ from other Limited Partners. In addition, WMMI’s ownership may make it more difficult for another party to take over our Partnership without WMMI’s approval. However, as an affiliate of the general partner of the Partnership, WMMI is required to protect the interests of the Limited Partners.

The General Partner may not be able to repay monies borrowed from the Partnership.

During 2011, advances totaling $ 415,000 were made to an affiliate of the General Partner. As of December 31, 2011 $290,000 of these advances remained outstanding. These advances accrue interest at the prime rate plus one percent (4.25% at December 31, 2011). This advance is in conflict with the Partnership agreement. The General Partner feels that these advances are justified as they are paying an above market rate of interest. However, there is a risk that these advances will not be repaid. All amounts were repaid on February 15, 2012.

There is a risk of repercussions from the Limited Partners as a result of the breach in the Partnership Agreement.

Limited Partners may take legal action as a result of the General Partner’s breach of the Partnership agreement. This could result in additional costs to the Partnership.

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

As of December 31, 2011, the Partnership leases Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. The portion of property leased and operated as Tower Park Marina is situated on 12 acres, which are leased from the CSLC.

Tower Park Marina consists of the following:

a) 208 covered slips contained in 17 covered sheds; with an average annual rent of $ 3,851and average annual occupancy of 81%. The covered boat slips at Tower Park Marina are typically rented on a month to month basis

(b) 24 permanent open slips rented on a monthly basis; with an average annual rent of $ 1,682, and average annual occupancy of 31%.

(c) 69 transient, lineal boat dockage slips which are rented on a daily or weekly basis.

(d) two covered dry boat storage areas with capacity for approximately 58 boats; with an average annual rent of $ 2,047, and average annual occupancy of 75%.

(e) additional dry storage areas with capacity for approximately 91 boats, with an average annual rent of $ 848 and average annual occupancy of 52%

(f) a gas dock facility;

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

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. As of March 18, 2011, the permanent wet slip facilities (consisting of 232 slips) were approximately 71.6% leased.

The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 2011, rent expense for the CSLC Lease was $45,000.

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

As of December 31, 2011, WMMI had acquired 1760 Units in the Partnership, representing 39.04% of the outstanding units at an average price of $227 per unit. WMMI has most recently purchased units for $125 per unit.

Exclusive of the General Partners’ interests in Partnership, as of December 31, 2011, there were approximately 660 Unit holders of record.

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

As discussed in greater detail below, the Partnership’s sole remaining property, Tower Park Marina, was sold to KOA on March 27, 2007. In connection with that sale, the Partnership agreed to lease the marina components of the property for 10 years.

The operations of Tower Park Resort are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 77% as of March 11, 2012. Dry storage has suffered similarly. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Resort are consistent with those felt by other marinas in the area.

In an effort to partially offset the lower revenues currently being generated, operating hours have been reduced during the off-season, and the marina is only open 5 days a week. These reductions have resulted in decreasing payroll and other operating costs, however not sufficiently to offset the lower revenues. In addition, the Partnership’s monthly lease payment to KOA will increase in March of 2012; from $25,000 per month to $29,692 which translates to $56,304 annually of additional lease expense.

Also negatively affecting cash flow for the Partnership is the increasing audit costs and the increasing SEC filing requirements and costs.

In conclusion, barring a dramatic improvement in economic conditions, the Partnership’s cash and other liquid assets will be exhausted within the next 24 months.

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

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease agreement, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. The lease has a ten-year term with three five year options. Basic rent will be $25,000 per month for the first five years, and increases to $29,692 per month on March 27, 2012.

2011 Compared to 2010

For the year ended December 31, 2011, gross revenue for Tower Park decreased $92,000 to $974,000. This was the result of decreases in slip rental, dry storage, and fuel service, offset by a slight increase in interest income.

The Partnership’s net loss of $18,000 for the year ended December 31, 2011 is a decline of $51,000 from the previous year. The decline was primarily due to a decline in net operating profits in slip rentals.

Tower Park Marina’s slip rental revenues declined $72,000 to $664,000 due to change in customer habits in a slow economy. Net operating profits for the slip rental segment decreased $50,000 due to the $72,000 decline in revenue, offset by a decrease in payroll costs.

Fuel sales decreased $15,000 to $167,000 due to lower sales volume. Operating profits declined as well, due to lower sales volume.

In late 2011, Tower Park reduced its operating schedule from 7 days a week to 5 days a week, in an effort to reduce its off-season operating costs.

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

Liquidity and Capital Resources

The Partnership incurred a net loss from operations at December 31, 2011 of $18,000. This loss included $216,000 of amortization of the deferred gain, a non-cash item.

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

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$1,841,000	$342,000	$698,000	$712,000	$89,000
Maintenance reserve	109,000	109,000	—	—	—
CSLC Lease Reimbursement	210,000	40,000	80,000	80,000	10,000
Capital Improvement Commitment	258,000	50,000	100,000	100,000	8,000
Other Long-Term Liabilities	—	—	—	—	—

Total	$2,418,000	$541,000	$878,000	$892,000	$107,000

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $ 97,000 as of December 31, 2011, with an additional $290,000 Receivable from Affiliates. Because of the current economic conditions and the negative effect it has had on the Partnership’s operations, combined with the increased lease obligations payable to KOA, we do not believe the Partnership is in a position to meet its financial obligations going forward.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2011.

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

Name	Age	Office and Date of Election	Business Experience During Past 5 Years
Michael M. Sachs	70	President, Secretary and Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997)	Mr. Sachs is President, Secretary and Director of Westrec Financial and President of Westrec Properties (1990) and Vice-President, Secretary and Director of WMMI (1987). Mr. Sachs has been a director of New Century Financial Corporation, a residential mortgage brokerage, since its inception in 1995 to its conclusion in 2008.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Partnership were complied with.

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

	Number of Limited
	Partnership Units
	Owned at March 28,	Percent of
Name and Address of Beneficial Owner	2012	Class
Westrec Marina Management, Inc. 16633 Ventura Blvd., 6th Floor Encino, CA 91436	1790	39.71%

The Partnership has no officers or directors.

As of December 31, 2011, the General Partners had contributed an aggregate of $1,000 to the capital of Partnership. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of the Partnership. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, which is a wholly-owned subsidiary of Westrec Financial.

Westrec Financial (which may be deemed a parent of the Partnership) has two classes of authorized stock, Common Stock and Convertible Participating Preferred Stock (the “Preferred Stock”), which vote together as a class, except with respect to the election of directors. As of December 31, 2011, there was no Preferred Stock outstanding.

Michael M. Sachs, an officer and director of both Westrec Financial and the Corporate General Partner, owns 100% of the Common Stock of Westrec Financial, and has the sole voting power over the shares of Westrec Financial, and the shares of Westrec Marina Management, Inc., which is also a wholly-owned subsidiary of Westrec Financial.

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

The General Partners and their affiliates are entitled to the following compensation:

1. “Acquisition and Development Fees” to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for the Partnership, in an amount equal to 6% of the purchase price or the cost of construction of the properties. “Cumulative Acquisition and Development Fees” paid to the General Partners and their affiliates through December 31, 2011 totaled $1,719,000, ( none of which was paid in 2011).

2. A “Loan Brokerage Fee” to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2011 totaled $96,000 (none of which was paid in 2011).

3. The Corporate General Partner made advances to the Partnership during 1998 through 2006 to cover operating deficits and capital expenditures. In connection with the March 27, 2007 sale of Tower Park Marina, the Partnership was able to repay the outstanding principal and interest owed to the Corporate General Partner. Accordingly, no interest was paid or accrued to the Corporate General Partner for the year ended December 31, 2011 or 2010.

4. During the year, the General Partner or its affiliates borrowed monies from the Registrant amounting to $415,000. At December 31, 2011 the balance of amounts borrowed totaled $290,000. Interest on these loans was paid at prime plus 1%. The loan violates Section 13.3 of the Registrant’s Partnership Agreement, which prohibits loans to the General Partners or Affiliates. Interest received by the Registrant for the year ended December 31, 2011 totaled $3,000. The balance of the amounts borrowed was repaid on February 15, 2012.

5. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed that their share of any future distributions is 1%. The General Partners received $26,000 of such distributions in 2007. No distributions were received in 2011 or 2010.

The Partnership and WMMI, a subsidiary of Westrec Financial, have entered into a management agreement pursuant to which WMMI is entitled to receive, as compensation for its management services, a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the “Gross Revenue” from operations of the properties and (ii) 6% of the “Net Sales Revenue” from operations of the properties. The term “Gross Revenue” means all receipts (net of security deposits returned to the tenants) from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term “Net Sales Revenue” means all receipts from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of the Partnership). The management fee will cover, without additional expense to the Partnership, the time WMMI’s executive officers expend on project management and WMMI’s overhead costs such as its expenses for rent, utilities and servicing of the Partnership’s accounts payable. During 2011, $51,000 was paid or accrued by the Partnership to WMMI pursuant to the management agreements.

ITEM 14.	Principal Accountant Fees and Services

The following audit services were provided by Vasquez & Company LLP during fiscal 2011 and 2010:

	2011	2010
Audit fees (1)	$42,000	$43,000
All other fees	—	2,000

Total	$42,000	$45,000

(1)	Audit Fees

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

The Registrant filed a Current Report on Form 8-K dated November 28, 2011 (filed November 29, 2011) which disclosed the receivable from affiliate and resulting breach in partnership agreement.

Exhibit 4.1 Amended and Restated Agreement of Limited Partnership dated November 16, 1988 is filed with this report.

c.	Financial Statement Schedules

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER PARK MARINA INVESTORS, L.P., (formerly PS MARINA INVESTORS I), a California Limited Partnership

Dated: March 28, 2012	By:	Westrec Investors, Inc.,
(formerly PS MARINA INVESTORS, INC.)
General Partner

By:	/s/ Michael M. Sachs
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature	Capacity	Date

Principal Executive Officer, Principal Operating Officer, Principal Financial and Accounting Officer /s/ Michael M. Sachs Michael M. Sachs	President, Secretary, Vice President and Chief Financial Officer and Director of Westrec Investors, Inc., the Corporate General Partner of the Partnership	March 28, 2012

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,

VASQUEZ & COMPANY, LLP

The Partners

Tower Park Marina Investors, L.P.,

(formerly PS Marina Investors I),

a California Limited Partnership

and Subsidiary

We have audited the accompanying balance sheets of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership (the Partnership), as of December 31, 2011 and 2010, and the related statements of operations, changes in partners’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8, the Partnership’s property is not generating a satisfactory level of cash flow and cash flow projections do not indicate significant improvement in the near term. These circumstances raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward and to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern

/S/ Vasquez & Company LLP

Los Angeles, California

March 28, 2012

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

December 31, 2011 and 2010

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$97,000	$844,000
Accounts receivable net of allowance for doubtful accounts of $18,000 and $42,000 at December 31, 2011 and 2010, respectively	29,000	64,000
Receivable from Affiliates (Note 4)	290,000	—
Tower Park Marina, net (Note 2)	136,000	140,000
Other assets, net (Note 3)	40,000	47,000

TOTAL ASSETS	$592,000	$1,095,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$256,000	$531,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,130,000	1,346,000
Deferred rentals	24,000	18,000

Total liabilities	1,410,000	1,895,000

Commitments and contingencies (Note 5)	—	—

Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	4,000	22,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity (deficit)	(23,000)	(5,000)
General partners’ equity (deficit)	(795,000)	(795,000)

Total partners’ deficit	(818,000)	(800,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$592,000	$1,095,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the years ended December 31, 2011 and 2010

	2011	2010
Revenues:
Slip rental	$664,000	$736,000
Dry storage	125,000	136,000
Fuel service	167,000	182,000
Interest and other income	18,000	12,000

Revenues from operations	974,000	1,066,000

Expenses:
Slip rental	39,000	61,000
Dry storage	16,000	26,000
Fuel service	153,000	166,000
Cost of operations	696,000	689,000
Management fees (Note 4)	51,000	56,000
Depreciation	37,000	35,000

	992,000	1,033,000

Net (loss) income	$(18,000)	$33,000

Allocation of net (loss) income:

Limited Partners	$(18,000)	$33,000
General Partners	—	—

	$(18,000)	$33,000

Limited Partners’ net income per unit:	$(3.99)	$7.32

Total units outstanding	4,508	4,508

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

For the years ended December 31, 2011 and 2010

	General	Limited
	Partners	Partners	Total
Balances at December 31, 2009	$(795,000)	$(38,000)	$(833,000)

Net income	—	33,000	33,000

Balances at December 31, 2010	(795,000)	(5,000)	(800,000)

Net loss	—	(18,000)	(18,000)

Balances at December 31, 2011	$(795,000)	$(23,000)	$(818,000)

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:

Net (loss) income	$(18,000)	$33,000

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	37,000	35,000
Amortization of deferred gain	(216,000)	(215,000)
Provision for doubtful accounts	4,000	20,000
Decrease (increase) in accounts receivable	31,000	(36,000)
Decrease in other assets	7,000	3,000
(Decrease ) increase in accounts payable and accrued expenses	(275,000)	13,000
Increase in deferred rentals	6,000	6,000

Cash flow used for operating activities	(424,000)	(141,000)

Cash flows from investing activities:
Receivable from Affiliates	(290,000)	—
Improvements to marina facilities	(33,000)	(3,000)

Cash flow used for investing activities	(323,000)	(3,000)

Net decrease in cash and cash equivalents	(747,000)	(144,000)

Cash and cash equivalents at the beginning of year	844,000	988,000

Cash and cash equivalents at the end of year	$97,000	$844,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Basis of Presentation

The financial statements of Tower Park Marina Investors, LP at December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 are presented in accordance with accounting principles generally accepted in the United States of America for annual financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instruction to Form 10 and Rule 8-03 of Regulation S-X.

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

December 31, 2011 and 2010

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the years ended December 31, 2011 and 2010; 4,508.

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

December 31, 2011 and 2010

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The table below sets forth a summary of the fair values of the Company’s financial assets as of December 31, 2011.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Assets:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$97,000	$97,000	—	—

	$97,000	$97,000	—	—

The Partnership believes that the carrying value of its cash, accounts receivable, accounts payable and accrued liabilities as of December 31, 2011 and 2010 approximate their fair values because of the short term nature of those instruments.

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

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Codification Subtopic 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The proposal also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The proposed guidance would apply to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Early application is permitted. The provisions of ASU 2010-06 did not have a material impact on the Partnership’s financial statements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. The Partnership is currently assessing the impact that the adoption will have on its financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

2.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards (continued)

To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting that were narrower than the current conditions currently in U.S. GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Partnership is currently assessing the impact that the adoption will have on its financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments of this ASU are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Partnership is currently assessing the impact that the adoption will have on its financial statements.

There were no other new accounting pronouncements that are expected to have a material impact or have potential material significance to the Partnership.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

2.	Tower Park Marina

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America ("KOA") for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. The Partnership agreed to make these repairs over the next several years. As of December 31, 2011, $307,000 has been spent towards this commitment.

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the year ended December 31, 2011 and 2010, $216,000 and $215,000 respectively, of the deferred gain from the sale was amortized for each year, and is reflected in cost of operations. The remaining unamortized gain balance at December 31, 2011 is $1,130,000.

At December 31, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2011	2010
Leasehold interest	$27,000	$27,000
Floating docks	76,000	47,000
Furniture, fixtures and equipment	243,000	239,000
Vehicles	36,000	36,000

	382,000	349,000
Less accumulated depreciation	(246,000)	(209,000)

	$136,000	$140,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

3.	Other Assets

Other assets at December 31, are composed of the following:

	2011	2010
Fuel inventory	$15,000	$24,000
Other prepaid expenses	25,000	23,000

	$40,000	$47,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina's monthly gross revenues (as defined). Management fees for the years ended December 31, 2011 and 2010 were $51,000 and $56,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the year ended December 31, 2011.

Receivable from affiliates at December 31, 2011 and 2010 represent transfers totaling $290,000 and $0, respectively, which have been advanced to an affiliate of Westrec Investors, Inc., the General Partner of the Partnership. Michael M. Sachs is the sole shareholder of Westrec Investors Inc. These transfers have been characterized as a receivable from affiliates on the balance sheet and are accruing interest at prime rate plus one percent (4.25% at December 31, 2011), however, said transfers are in direct conflict with Section 13.3 of the Partnership Agreement. The $290,000 receivable was repaid on February 15, 2012. Advances made during the year ended December 31, 2010 had been repaid by year end. Total interest income on this receivable for the years ended December 31, 2011 and 2010 was $3,000 and $2,000, respectively.

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

5.	Commitments and Contingencies (continued)

Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations includes all areas operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease has a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years, increasing to $29,692 on March 27, 2012. Included in lease expense in cost of operations is $300,000, paid to KOA for each of the years ended December 31, 2011 and 2010. The basic rent will be increased 3.5% per each lease year, adjusted every five years.

The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $45,000 related to the CSLC lease for each of the years ended December 31, 2011 and 2010. Approximately $192,000 has been spent on capital improvement projects.

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:

KOA Lease	$1,841,000	$342,000	$698,000	$712,000	$89,000

Deferred maintenance reserve	109,000	109,000	—	—	—

CSLC Lease Reimbursement	210,000	40,000	80,000	80,000	10,000

Capital Improvement Commitment	258,000	50,000	100,000	100,000	8,000

Other Long-Term Liabilities	—	—	—	—	—

Total	$2,418,000	$541,000	$878,000	$892,000	$107,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

	December 31,
	2011	2010
Revenues
Slip Rental	$664	$736
Dry Storage	125	136
Fuel Service	167	182
Interest income	18	12

Total Revenue	$974	$1,066

	2011	2010
Profit (Loss)
Slip Rental	$625	$675
Dry Storage	109	110
Fuel Service	14	16
Other (1)	(766)	(768)

Total (Loss) Profit	$(18)	$33

	December 31,
	2011	2010
Assets
Slip Rental	$103	$74
Unallocated amount (2)	489	1,021

Total Assets	$592	$1,095

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $16,500 for each of the calendar years 2011 and 2010. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution for each of the years ended December 31, 2011 and 2010 was $1,000.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type

8.	Going Concern

The Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term. These circumstances raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward and to continue as a going concern. The Partnership’s ability to continue to operate through 2012 and beyond is contingent on, among other factors, the improvement in the economy and a resulting improvement in Tower Park Marina operations. Management is actively working to improve operating results at the property with staffing reductions and changes in operating procedures. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

9.	Subsequent Events

The Partnership has evaluated subsequent events for recognition or disclosure in the financial statements filed on Form 10-K with the SEC and no events, other than those described in these notes, have occurred that require disclosure.

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Amended and Restated Agreement of Limited Partnership dated November 16, 1988

4.2	Amended form of execution copy of Subscription Agreement/Promissory Note (filed as pages A-1 through A-6 to Post-Effective Amendment No. 1 to Registration Statement No. 33-21021 of Registrant filed February 14, 1989, and is incorporated herein by reference).

10.1	Form of Property Management Agreement between Registrant and PS Marina Management, Inc. (filed as Exhibit 10.1 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.2	Purchase Agreement dated as of November 3, 1987, among Westrec Properties, Inc. and Tower Park, Inc., together with certain documents, leases and the CSLC Lease relating to the purchase of Tower Park Marina (filed as Exhibit 10.3 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.3	Purchase Agreement, dated as of November 6, 1987, among Westrec Properties, Inc. and Chandlers Landing, Ltd., together with certain documents, subleases and the Concession Agreement relating to the purchase of Chandlers Landing Marina (filed as Exhibit 10.4 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.4	Lease Agreement, dated as of July 6, 1988, between Registrant and Marine Ventures Limited relating to restaurant/bar, general store and pontoon boat rental operation at Tower Park Marina (filed as Exhibit 10.5 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.5	Purchase Agreement, dated as of November 27, 1989, among Westrec Properties, Inc. and Marina Developers, Inc., together with certain documents relating to the purchase of ThunderBoat Marina (filed as Exhibit 28A to the Registrant's Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

10.6.1	Purchase Agreement dated as of June 8, 1988, among Westrec Properties, Inc. and CALMAC, Inc., together with certain documents relating to the purchase of Banyan Bay Marina (filed as Exhibit 28B to the Registrant's Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

31.1	Certification of Michael M. Sachs pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Resignation letter of Jeffrey K. Ellis (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8K filed on December 9, 2010.)

99.2	Resignation letter of William W. Anderson (incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8K filed on December 9, 2010.