Form 10-Q
period 2012-03-31
TOWER PARK MARINA INVESTORS LP
filed 2012-05-09
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

As of March 31, 2012, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended March 31, 2012

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

ITEM 1.	Financial Statements

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$324,000	$97,000
Accounts receivable net of allowance for doubtful accounts of $20,000 in 2012 and $18,000 in 2011	25,000	29,000
Receivable from Affiliates	—	290,000
Tower Park Marina, net (Note 2)	131,000	136,000
Other assets, net (Note 3)	33,000	40,000

TOTAL ASSETS	$513,000	$592,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$212,000	$256,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,076,000	1,130,000
Deferred rentals	26,000	24,000

Total liabilities	1,314,000	1,410,000

Commitments and contingencies (Note 5)	—	—

Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	21,000	4,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ deficit	(6,000)	(23,000)
General partners’ equity (deficit)	(795,000)	(795,000)

Total partners’ deficit	(801,000)	(818,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$513,000	$592,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Revenues:
Slip rental	$155,000	$156,000
Dry storage	30,000	32,000
Fuel service	11,000	11,000
Interest and other income	4,000	3,000

Revenues from operations	200,000	202,000

Expenses:
Slip rental	1,000	13,000
Dry storage	1,000	4,000
Fuel service	14,000	12,000
Cost of operations	146,000	147,000
Management fees (Note 4)	11,000	12,000
Depreciation	10,000	9,000

	183,000	197,000

Net income	$17,000	$5,000

Allocation of net income:

Limited Partners	$17,000	$5,000
General Partners	—	—

	$17,000	$5,000

Limited Partners’ net (loss)income per unit:	$3.77	$1.11

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$17,000	$5,000
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	10,000	9,000
Amortization of deferred gain	(54,000)	(54,000)
Provision for doubtful accounts	2,000	—
Decrease in accounts receivable	2,000	6,000
(Increase) decrease in other assets	7,000	10,000
(Decrease ) increase in accounts payable and accrued expenses	(44,000)	(191,000)
Increase in deferred rentals	2,000	10,000

Cash flow used for operating activities	(58,000)	(205,000)

Cash flows from investing activities:
Receivable from Affiliates	290,000	—
Improvements to marina facilities	(5,000)	(3,000)

	285,000	(3,000)

Cash flows from financing activities:	—	—

Net increase (decrease) in cash and cash equivalents	227,000	(208,000)
Cash and cash equivalents at the beginning of period	97,000	844,000

Cash and cash equivalents at the end of period	$324,000	$636,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

Basis of Presentation

The unaudited financial statements of Tower Park Marina Investors, LP at March 31, 2012 and for the three months ended March 31, 2012 are presented in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents consist of all amounts on deposit in interest bearing and non-interest bearing demand deposit accounts as well as highly liquid investments purchased with an original maturity of three months or less.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the three months ended March 31, 2012 and 2011, 4,508.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

The table below sets forth a summary of the fair values of the Partnership’s financial assets as of March 31, 2012.

Assets	Total	Level 1	Level 2	Level 3
Cash equivalents	$324,000	$324,000	—	—

	$324,000	$324,000	—	—

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

The Partnership believes that the carrying value of its cash, accounts receivable, accounts payable and accrued liabilities as of March 31, 2012 and December 31, 2011 approximate their fair values because of the short-term nature of those instruments.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011. The provisions of ASU 2011-04 did not have a material impact on the Partnership’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. The provisions of ASU 2011-05 did not have a material impact on the Partnership’s financial statements.

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The provisions of ASU 2011-12 did not have a material impact on the Partnership’s financial statements.

There were no other new accounting pronouncements that are expected to have a material impact or have potential material significance to the Partnership.

Taxes Based on Income

Taxes based on income are the responsibility of the individual partners and, accordingly, are not reflected in the accompanying financial statements.

2.	Tower Park Marina

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. The Partnership agreed to make these repairs over the next several years. As of March 31, 2012, $307,000 has been spent towards this commitment.

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

2.	Tower Park Marina (continued)

For the each of the three month periods ended March 31, 2012 and 2011, $54,000 of the deferred gain from the sale was amortized for each year, and is reflected in cost of operations. The remaining unamortized gain balance at March 31, 2012 is $1,076,000.

At March 31, 2012 and December 31, 2011, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2012	2011
Leasehold interest	$27,000	$27,000
Floating docks	76,000	76,000
Furniture, fixtures and equipment	243,000	243,000
Vehicles	36,000	36,000
Construction in Progress	5,000	—

	387,000	382,000
Less accumulated depreciation	(256,000)	(246,000)

	$131,000	$136,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

3.	Other Assets

Other assets as of March 31, 2012 and December 31, 2011 are composed of the following:

	2012	2011
Fuel inventory	$19,000	$15,000
Other prepaid expenses	14,000	25,000

	$33,000	$40,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the three months ended March 31, 2012 and 2011 were $11,000 and $12,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the three months ended March 31, 2012 and 2011.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

4.	Related Party Transactions (continued)

Receivable from affiliates at December 31, 2011 represent transfers totaling $290,000 which has been advanced to an affiliate of Westrec Investors, Inc., the General Partner of the Partnership. Michael M. Sachs is the sole shareholder of Westrec Investors Inc. These transfers have been characterized as a receivable from affiliates on the balance sheet and are accruing interest at prime rate plus one percent (4.25% at December 31, 2011), however, said transfers are in direct conflict with Section 13.3 of the Partnership Agreement. The $290,000 receivable was repaid on February 15, 2012.

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

Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease has a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations is $75,000, paid to KOA for each of the three months ended March 31, 2012 and 2011. The basic rent will be increased 3.5% per each lease year, adjusted every five years.

The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations is $10,000 and $12,000, respectively related to the CSLC lease for the three month periods ended March 31, 2012 and 2011, and approximately $254,000 has been spent on maintenance projects since the inception of the lease.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

Segment Information (in 000’s)

	For the three-months ended March 31,
	2012	2011
Revenues
Slip Rental	$155	$156
Dry Storage	30	32
Fuel Service	11	11
Interest income	4	3

Total Revenue	$200	$202

Profit (Loss)
Slip Rental	$154	$143
Dry Storage	29	28
Fuel Service	(3)	(1)
Other (1)	(163)	(165)

Total Profit	$17	$5

	March 31, 2012	December 31, 2011
Assets
Slip Rental	$103	$103
Unallocated amount (2)	410	489

Total Assets	$513	$592

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $16,500 for each calendar year. The Partnership matches 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution, which was included in cost of operations, was $150 and $225, respectively, for the three months ended March 31, 2012 and 2011, respectively.

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

March 31, 2012

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

The operations of Tower Park Resort are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 77.4% as of March 31, 2012. Dry storage has suffered similarly. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Resort are consistent with those experienced by other marinas in the area.

In an effort to partially offset the lower revenues currently being generated, operating hours have been reduced during the off-season, and the marina is only open 5 days a week. These reductions have resulted in decreasing payroll and other operating costs. In addition, the Partnership’s monthly lease payment to KOA will increase in March of 2012; from $25,000 per month to $29,692 which translates to $56,304 annually of additional lease expense.

Also negatively affecting cash flow for the Partnership is the increasing audit costs and the increasing SEC filing requirements and costs.

In conclusion, barring a dramatic improvement in economic conditions, the Partnership’s cash and other liquid assets will be exhausted within the next 24 months.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2012

(Unaudited)

ITEM 2. Management’s Discussion and Analysis ( continued)

Results of Operations for the three months ended March 31, 2012 and 2011

The revenues and expenses of the Partnership for the three months ended March 31, 2012 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of March 31, Tower Park Marina had the following occupancies:

	2012			2011
	Available		Occupied	Available		Occupied
Wet slips	232	(1)	72.4%	218	(1)	85.4%
Dry storage	149		63.8%	155		63.9%

(1)	non-transient slips only

For the three months ended March 31, 2012, revenues from operations for Tower Park decreased slightly $2,000 to $200,000. This was the result of small declines in slip rentals and dry storage. The declines can be attributed in general to the continued downturn in the economy which has resulted in customers changing their boating habits.

The Partnership’s net profit from operations of $17,000 for the three months ended March 31, 2012 is a $12,000 improvement over the same period a year ago. The property has made some aggressive changes in the past year in response to the slow economy and declining revenues. These changes are reflected in the decline in operating costs in the first quarter. In addition to eliminating certain positions, the property also reduced its operating schedule from 7 days a week to 5 days a week, in an effort to reduce its off-season operating costs.

The Partnership’s cash balance increased $227,000 to $324,000 for the three months ended March 31, 2012. This reflects the repayment of the $290,000 outstanding Receivable from Affiliates, offset by $58,000 in cash flows used for operations, and $5,000 used for marina facility improvements.

Liquidity and capital resources

The Partnership had a net income from operations for the three months ended March 31, 2012 of $27,000 (net income/loss before depreciation and amortization of deferred gain), which was covered from existing cash balances. The Partnership has implemented cost reductions where possible, and has sufficient liquidity to cover any operating deficits for the next year.

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

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2012

(Unaudited)

Liquidity and capital resources ( continued)

As part of the sale, the Partnership agreed to lease back the marina and dry storage facilities that comprise a portion of the property. The lease has an initial term of ten years and three five (5) year options to extend. The lease requires minimum monthly payments of $25,000 for the first five years. This monthly lease payment to KOA was increased in March of 2012; to $29,692 per month. The Partnership will also be required to reimburse KOA approximately $40,000 for its annual obligations with respect to the CSLC lease. In addition, the Partnership is required to spend a minimum of $50,000 per year on maintenance repairs and improvements. These contractual obligations are summarized below:

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 Years
Operating Leases:
KOA Lease	$1,781,000	$267,000	$712,000	$713,000	$89,000
Maintenance reserve	109,000	109,000	—	—	—
CSLC Lease Reimbursement	200,000	30,000	80,000	80,000	10,000
Capital Improvement Commitment	246,000	50,000	100,000	96,000	—
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—

Total	$2,336,000	$456,000	$892,000	$889,000	$99,000

With the sale completed, the Partnership was able to repay all of its debt and the negative cash flow from discontinued operations has been eliminated. The Partnership had a remaining cash balance of $324,000 as of March 31, 2012. Because of the current economic conditions and the negative effect it has had on the Partnership’s operations, combined with the increased lease obligations payable to KOA, we do not believe the Partnership is in a position to meet its financial obligations going forward.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

March 31, 2012

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

March 31, 2012

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

March 31, 2012

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 9, 2012 TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Michael M. Sachs
Michael M. Sachs President