Form 10-Q
period 2012-06-30
TOWER PARK MARINA INVESTORS LP
filed 2012-08-15
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of June 30, 2012, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended June 30, 2012

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

ITEM 1.	Financial Statements

ASSETS	June 30, 2012	December 31, 2011
	(Unaudited)
Cash and cash equivalents	$280,000	$97,000
Accounts receivable net of allowance for doubtful accounts of $22,000 in 2012 and $18,000 in 2011	31,000	29,000
Receivable from Affiliates	—	290,000
Tower Park Marina, net (Note 2)	126,000	136,000
Other assets, net (Note 3)	32,000	40,000

TOTAL ASSETS	$469,000	$592,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$211,000	$256,000
Deferred gain on sale of Tower Park Marina (Note 2)	1,022,000	1,130,000
Deferred rentals	26,000	24,000

Total liabilities	1,259,000	1,410,000

Commitments and contingencies (Note 5)	—	—

Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	32,000	4,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity (deficit)	5,000	(23,000)
General partners’ deficit	(795,000)	(795,000)

Total partners’ deficit	(790,000)	(818,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$469,000	$592,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Revenues:
Slip rental	$170,000	$167,000
Dry storage	32,000	32,000
Fuel service	46,000	37,000
Interest and other income	2,000	2,000

Revenues from operations	250,000	238,000

Expenses:
Slip rental	5,000	10,000
Dry storage	3,000	5,000
Fuel service	38,000	37,000
Cost of operations	170,000	168,000
Management fees (Note 4)	14,000	12,000
Depreciation	9,000	8,000

	239,000	240,000

Net income(loss)	$11,000	$(2,000)

Allocation of net income(loss)
Limited Partners	$11,000	$(2,000)
General Partners	—	—

	$11,000	$(2,000)

Limited Partners’ net income(loss) per unit:	$2.44	$(0.44)

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the six months ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Revenues:
Slip rental	$325,000	$323,000
Dry storage	62,000	64,000
Fuel service	57,000	48,000
Interest and other income	6,000	5,000

Revenues from operations	450,000	440,000

Expenses:
Slip rental	6,000	23,000
Dry storage	4,000	9,000
Fuel service	52,000	49,000
Cost of operations	316,000	315,000
Management fees (Note 4)	25,000	24,000
Depreciation	19,000	17,000

	422,000	437,000

Net income	$28,000	$3,000

Allocation of net income:
Limited Partners	$28,000	$3,000
General Partners	—	—

	$28,000	$3000

Limited Partners’ net (loss)income per unit:	$6.21	$0.67

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$28,000	$3,000
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	19,000	17,000
Amortization of deferred gain	(108,000)	(108,000)
Provision for doubtful accounts	2,000	16,000
Increase in accounts receivable	(4,000)	(28,000)
Decrease (increase) in other assets	8,000	(19,000)
(Decrease) increase in accounts payable and accrued expenses	(45,000)	(216,000)
Increase in deferred rentals	2,000	18,000

Cash flow used for operating activities	(98,000)	(317,000)

Cash flows from investing activities:
Receivable from Affiliates	290,000	—
Improvements to marina facilities	(9,000)	(14,000)

	281,000	(14,000)

Cash flows from financing activities:	—	—

Net increase (decrease) in cash and cash equivalents	183,000	(331,000)
Cash and cash equivalents at the beginning of period	97,000	844,000

Cash and cash equivalents at the end of period	$280,000	$513,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

Basis of Presentation

The unaudited financial statements of Tower Park Marina Investors, LP at June 30, 2012 and for the six months ended June 30, 2012 are presented in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents consist of all amounts on deposit in interest bearing and non-interest bearing demand deposit accounts as well as highly liquid investments purchased with an original maturity of three months or less.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the six months ended June 30, 2012 and 2011, 4,508.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

The table below sets forth a summary of the fair values of the Partnership’s financial assets as of June 30, 2012.

Assets	Total	Level 1	Level 2	Level 3
Cash equivalents	$280,000	$280,000	—	—

	$280,000	$280,000	—	—

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

The Partnership believes that the carrying value of its cash, accounts receivable, accounts payable and accrued liabilities as of June 30, 2012 and December 31, 2011 approximate their fair values because of the short-term nature of those instruments.

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

June 30, 2012

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

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. The Partnership agreed to make these repairs over the next several years. As of June 30, 2012, $307,000 has been spent towards this commitment.

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $ 2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%.

For the three and six months ended June 30, 2012 and 2011, $54,000 and $108,000 respectively, of the deferred gain from the sale was amortized for each period, and is reflected in cost of operations. The remaining unamortized gain balance was $1,022,000 at June 30, 2012, and $1,130,000 at December 31, 2011.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

2.	Tower Park Marina (continued)

At June 30, 2012 and December 31, 2011, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2012	2011
Leasehold interest	$27,000	$27,000
Floating docks	76,000	76,000
Furniture, fixtures and equipment	243,000	243,000
Vehicles	36,000	36,000
Construction in Progress	9,000	—

	391,000	382,000
Less accumulated depreciation	(265,000)	(246,000)

	$126,000	$136,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

3.	Other Assets

Other assets as of June 30, 2012 and December 31, 2011 are composed of the following:

	2012	2011
Fuel inventory	$24,000	$15,000
Other prepaid expenses	8,000	25,000

	$32,000	$40,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the three and six months ended June 30, 2012 and 2011 were $14,000 and $25,000, $12,000 and $24,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the three and six months ended June 30, 2012 and 2011.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

4.	Related Party Transactions (continued)

Receivable from affiliates at December 31, 2011 represent transfers totaling $290,000 which has been advanced to an affiliate of Westrec Investors, Inc., the General Partner of the Partnership. Michael M. Sachs is the sole shareholder of Westrec Investors, Inc. These transfers have been characterized as a receivable from affiliates on the balance sheet and are accruing interest at prime rate plus one percent (4.25% at December 31, 2011), however, said transfers are in direct conflict with Section 13.3 of the Partnership Agreement. The $290,000 receivable was repaid on February 15, 2012.

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

Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease has a ten-year term with three (3) 5-year options to extend. Basic rent will be $25,000 per month for the first five years. Included in lease expense in cost of operations for the three and six months ended March 31 and June 30, 2012 is $75,000 and $165,000 paid to KOA. For the three and six months ended March 31 and June 30, 2011, $75,000 and $150,000, respectively, was paid to KOA. The basic rent will be increased 3.5% per each lease year, adjusted every five years.

The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations for the three and six months ended June 30, 2012 and 2011, is $10,000 and $20,000, $12,000 and $22,000, respectively related to the CSLC lease and approximately $267,000 has been spent on maintenance projects since the inception of the lease.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

Segment Information (in 000’s)

	For the six-months ended June 30,		For the three-months ended June 30,
Revenues	2012	2011	2012	2011

Slip Rental	$325	$323	$170	$167
Dry Storage	62	64	32	32
Fuel Service	57	48	46	37
Interest income	6	5	2	2

Total Revenue	$450	$440	$250	$238

Profit (Loss)
Slip Rental	$319	$300	$165	$157
Dry Storage	58	55	29	27
Fuel Service	5	(1)	8	—
Other (1)	(354)	(351)	(191)	(186)

Total Profit (Loss)	$28	$3	$11	$(2)

	June 30, 2012	December 31, 2011
Assets
Slip Rental	$103	$103
Unallocated amount (2)	366	489

Total Assets	$469	$592

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $16,500 for each calendar year. The Partnership matches 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution, which was included in cost of operations, was $150 and $300, $ 275 and $500, respectively, for the three and six months ended June 30, 2012 and 2011.

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

June 30, 2012

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

The operations of Tower Park Resort are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 77.4% as of June 30, 2012. Dry storage has suffered similarly. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Resort are consistent with those experienced by other marinas in the area.

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

June 30, 2012

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis ( continued)

Results of Operations for the six months ended June 30, 2012 and 2011

The revenues and expenses of the Partnership for the six months ended June 30, 2012 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of June 30, Tower Park Marina had the following occupancies:

	2012			2011
	Available		Occupied	Available		Occupied
Wet slips	232	(1)	78.4%	232	(1)	81.0%
Dry storage	149		66.4%	149		61.7%

(1) non-transient slips only

For the six months ended June 30, 2012, revenues from operations for Tower Park increased $10,000 to $450,000. The marina raised its gasoline and diesel prices in response to increasing fuel costs in the area, resulting in a $9,000 increase in fuel service revenue.

The Partnership’s net profit from operations of $28,000 for the six months ended June 30, 2012 is a $25,000 improvement over the same period a year ago. The property has made some aggressive changes in the past year in response to the slow economy and declining revenues. These changes are reflected in the decline in operating costs in the first half of the year. In addition to eliminating certain positions, the property also reduced its operating schedule from 7 days a week to 5 days a week, in an effort to reduce its off-season operating costs.

The Partnership’s cash balance increased $183,000 to $280,000 for the six months ended June 30, 2012. This reflects the repayment of the $290,000 outstanding Receivable from Affiliates, offset by $98,000 in cash flows used for operations, and $9,000 used for marina facility improvements.

Liquidity and capital resources

The Partnership had a net loss from operations for the six months ended June 30, 2012 of $61,000 (net income/loss before depreciation and amortization of deferred gain), which was covered from existing cash balances. The Partnership has implemented cost reductions where possible, and has sufficient liquidity to cover any operating deficits for the next year.

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

June 30, 2012

(Unaudited)

Liquidity and capital resources ( continued)

As part of the sale, the Partnership agreed to lease back the marina and dry storage facilities that comprise a portion of the property. The lease has an initial term of ten years and three five (5) year options to extend. The lease requires minimum monthly payments of $25,000 for the first five years. This monthly lease payment to KOA was increased in March 2012; to $29,692 per month. The Partnership will also be required to reimburse KOA approximately $40,000 for its annual obligations with respect to the CSLC lease. In addition, the Partnership is required to spend a minimum of $50,000 per year on maintenance repairs and improvements. These contractual obligations are summarized below:

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 Years
Operating Leases:
KOA Lease	$1,692,000	$178,000	$712,000	$713,000	$89,000
Maintenance reserve	109,000	109,000	—	—	—
CSLC Lease Reimbursement	190,000	20,000	80,000	80,000	10,000
Capital Improvement Commitment	233,000	25,000	100,000	100,000	8,000
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—

Total	$2,224,000	$332,000	$892,000	$893,000	$107,000

The Partnership had a remaining cash balance of $280,000 as of June 30, 2012. Because of the current economic conditions and the negative effect it has had on the Partnership’s operations, combined with the increased lease obligations payable to KOA, we do not believe the Partnership is in a position to meet its financial obligations going forward.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

June 30, 2012

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

June 30, 2012

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

June 30, 2012

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 15, 2012

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Michael M. Sachs
Michael M. Sachs
President