Form 10-Q
period 2012-09-30
TOWER PARK MARINA INVESTORS LP
filed 2012-11-14
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of September 30, 2012, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended September 30, 2012

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

ITEM 1.	Financial Statements

ASSETS	September 30, 2012	December 31, 2011
	(Unaudited)
Cash and cash equivalents	$220,000	$97,000
Accounts receivable net of allowance for doubtful accounts of $23,000 in 2012 and $36,000 in 2011	27,000	29,000
Receivable from Affiliates	—	290,000
Tower Park Marina, net (Note 2)	124,000	136,000
Other assets, net (Note 3)	75,000	40,000

TOTAL ASSETS	$446,000	$592,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$219,000	$256,000
Deferred gain on sale of Tower Park Marina (Note 2)	968,000	1,130,000
Deferred rentals	23,000	24,000

Total liabilities	1,210,000	1,410,000

Commitments and contingencies (Note 5)	—	—

Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	57,000	4,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity (deficit)	30,000	(23,000)
General partners’ deficit	(794,000)	(795,000)

Total partners’ deficit	(764,000)	(818,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$446,000	$592,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Revenues:
Slip rental	$187,000	$180,000
Dry storage	37,000	30,000
Fuel service	104,000	104,000
Interest and other income	3,000	4,000

Revenues from operations	331,000	318,000

Expenses:
Slip rental	8,000	9,000
Dry storage	5,000	5,000
Fuel service	78,000	86,000
Cost of operations	189,000	167,000
Management fees (Note 4)	15,000	15,000
Depreciation	10,000	9,000

	305,000	291,000

Net income	$26,000	$27,000

Allocation of net income
Limited Partners	$26,000	$27,000
General Partners	—	—

	$26,000	$27,000

Limited Partners’ net income per unit:	$5.77	$5.99

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Revenues:
Slip rental	$512,000	$503,000
Dry storage	99,000	94,000
Fuel service	161,000	152,000
Interest and other income	9,000	9,000

Revenues from operations	781,000	758,000

Expenses:
Slip rental	14,000	32,000
Dry storage	9,000	14,000
Fuel service	130,000	135,000
Cost of operations	505,000	482,000
Management fees (Note 4)	40,000	39,000
Depreciation	29,000	26,000

	727,000	728,000

Net income	$54,000	$30,000

Allocation of net income:
Limited Partners	$53,000	$30,000
General Partners	1,000	—

	$54,000	$30,000

Limited Partners’ net income per unit:	$11.76	$6.65

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$54,000	$30,000
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	29,000	26,000
Amortization of deferred gain	(162,000)	(162,000)
Provision for doubtful accounts	3,000	3,000
(Increase) decrease in accounts receivable	(1,000)	25,000
Increase in other assets	(35,000)	(38,000)
Decrease in accounts payable and accrued expenses	(37,000)	(261,000)
(Decrease) increase in deferred rentals	(1,000)	10,000

Cash flow used for operating activities	(150,000)	(367,000)

Cash flows from investing activities:
Receivable from Affiliates	290,000	(190,000)
Improvements to marina facilities	(17,000)	(15,000)

Cash flows provided by (used for) investing activities	273,000	(205,000)

Cash flows from financing activities:	—	—

Net increase (decrease) in cash and cash equivalents	123,000	(572,000)
Cash and cash equivalents at the beginning of period	97,000	844,000

Cash and cash equivalents at the end of period	$220,000	$272,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

Basis of Presentation

The unaudited financial statements of Tower Park Marina Investors, LP at September 30, 2012 and for the nine months ended September 30, 2012 are presented in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents consist of all amounts on deposit in interest bearing and non-interest bearing demand deposit accounts as well as highly liquid investments purchased with an original maturity of three months or less.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the nine months ended September 30, 2012 and 2011, 4,508.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

The table below sets forth a summary of the fair values of the Partnership’s financial assets as of September 30, 2012.

Assets	Total	Level 1	Level 2	Level 3
Cash equivalents	$147,000	$147,000	—	—

	$147,000	$147,000	—	—

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

The Partnership believes that the carrying value of its cash, accounts receivable, accounts payable and accrued liabilities as of September 30, 2012 and December 31, 2011 approximate their fair values because of the short-term nature of those instruments.

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

September 30, 2012

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

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. The Partnership agreed to make these repairs over the next several years. As of September 30, 2012, $307,000 has been spent towards this commitment.

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

For the three and nine months ended September 30, 2012 and 2011, $54,000 and $162,000 respectively, of the deferred gain from the sale was amortized for each period, and is reflected in cost of operations. The remaining unamortized gain balance was $968,000 at September 30, 2012, and $1,130,000 at December 31, 2011.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

2.	Tower Park Marina (continued)

At September 30, 2012 and December 31, 2011, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2012	2011
Leasehold interest	$27,000	$27,000
Floating docks	76,000	76,000
Furniture, fixtures and equipment	243,000	243,000
Vehicles	36,000	36,000
Construction in progress	17,000	—

	399,000	382,000
Less accumulated depreciation	(275,000)	(246,000)

	$124,000	$136,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

3.	Other Assets

Other assets as of September 30, 2012 and December 31, 2011 are composed of the following:

	2012	2011
Fuel inventory	$24,000	$15,000
Prepaid lease expense (KOA)	30,000	—
Other prepaid expenses	21,000	25,000

	$75,000	$40,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined in the agreement). Management fees for the three and nine months ended September 30, 2012 and 2011 were $15,000 and $40,000, $15,000 and $39,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the three and nine months ended September 30, 2012 and 2011.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

Simultaneously with the sale of Tower Park Marina, the Partnership leased back a portion of the property consisting of the marina facilities and dry storage buildings. The marina operations will include all areas currently operated as part of the marina operations and approximately 7 acres of additional land for a future dry storage building, boat repair area and maintenance yard. The lease has a ten-year term with three (3) 5-year options to extend. The basic rent will be increased 3.5% per each lease year, adjusted every five years. Basic rent was $25,000 per month for the first five years of the lease and was increased to $29,692 in April 2012. Included in lease expense in cost of operations for the three and nine months ended September 30, 2012 is $89,000 and $254,000 paid to KOA. For the three and nine months ended September 30, 2011, $75,000 and $225,000, respectively, was paid to KOA.

The Partnership will be required during each year of the lease (i) to make payments of approximately $40,000 to KOA with respect to KOA’s obligation under the CSLC lease and (ii) to expend at least $50,000 for capital expenditures and/or major repair/maintenance projects. Included in lease expense in cost of operations for the three and nine months ended September 30, 2012 and 2011, is $10,000 and $30,000, $10,000 and $32,000, respectively related to the CSLC lease and approximately $279,000 has been spent on maintenance projects since the inception of the lease.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

Segment Information (in 000’s)

	For the nine-months ended September 30,		For the three-months ended September 30,
Revenues	2012	2011	2012	2011
Slip Rental	$512	$503	$187	$180
Dry Storage	99	94	37	30
Fuel Service	161	152	104	104
Interest income	9	9	3	4

Total Revenue	$781	$758	$331	$318

Profit (Loss)
Slip Rental	$498	$471	$179	$171
Dry Storage	90	80	32	25
Fuel Service	31	17	26	18
Other (1)	(565)	(538)	(211)	(187)

Total Profit (Loss)	$54	$30	$26	$27

	September 30, 2012	December 31, 2011
Assets
Slip Rental	$103	$103
Unallocated amount (2)	343	489

Total Assets	$446	$592

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $16,500 for each calendar year. The Partnership matches 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution, which was included in cost of operations, was $150 and $450, $ 200 and $700, respectively, for the three and nine months ended September 30, 2012 and 2011.

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

September 30, 2012

(Unaudited)

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

The operations of Tower Park Resort are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 77.4% as of September 30, 2012. Dry storage has suffered similarly. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Resort are consistent with those experienced by other marinas in the area.

In an effort to partially offset the lower revenues that were being generated, operating hours have been reduced during the off-season, and the marina is only open 5 days a week. These reductions have resulted in decreasing payroll and other operating costs. In addition, the Partnership’s monthly lease payment to KOA increased in March of 2012; from $25,000 per month to $29,692 which translates to $56,304 of additional lease expense annually

Also negatively affecting cash flow for the Partnership is the increasing audit costs and the increasing SEC filing requirements and costs.

In conclusion, barring a dramatic improvement in economic conditions, the Partnership’s cash and other liquid assets will be exhausted within the next 24 months.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2012

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations for the nine months ended September 30, 2012 and 2011

The revenues and expenses of the Partnership for the nine months ended September 30, 2012 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of September 30, Tower Park Marina had the following occupancies:

	2012			2011
	Available		Occupied	Available		Occupied
Wet slips	232	(1)	81.5%	232	(1)	78.9%
Dry storage	149		67.1%	149		63.8%

(1) non-transient slips only

For the nine months ended September 30, 2012, revenues from operations for Tower Park increased $23,000 to $781,000. The marina raised its gasoline and diesel prices in response to increasing fuel costs in the area, resulting in a $9,000 increase in fuel service revenue. Slip rental revenue and dry storage revenues also increased $9,000 and $5,000, respectively, due to increased marketing efforts by marina staff and improvements in the economy.

The Partnership’s net profit from operations of $54,000 for the nine months ended September 30, 2012 is a $24,000 improvement over the same period a year ago. The property has made some aggressive changes in the past year in response to the slow economy and declining revenues. These changes are reflected in the decline in operating costs in the first half of the year. In addition to eliminating certain positions, the property also reduced its operating schedule from 7 days a week to 5 days a week, in an effort to reduce its off-season operating costs. Some of the operating cost declines were offset by the scheduled increase in lease expense discussed above.

The Partnership’s cash balance increased $123,000 to $220,000 for the nine months ended September 30, 2012. This reflects the repayment of the $290,000 outstanding Receivable from Affiliates, offset by $150,000 in cash flows used for operations, and $17,000 used for marina facility improvements.

Liquidity and capital resources

The Partnership had net loss from operations for the nine months ended September 30, 2012 of $79,000 (net income/loss before depreciation and amortization of deferred gain), which was covered from existing cash balances. The Partnership has implemented cost reductions where possible, and the resulting improvements will allow sufficient liquidity to cover any operating deficits for the next year.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2012

(Unaudited)

Liquidity and capital resources (continued)

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

As part of the sale, the Partnership agreed to lease back the marina and dry storage facilities that comprise a portion of the property. The lease has an initial term of ten years and three five (5) year options to extend. The lease requires minimum monthly payments of $25,000 for the first five years. This monthly lease payment to KOA was increased in March 2012 to $29,692 per month. The Partnership is also required to reimburse KOA approximately $40,000 for its annual obligations with respect to the CSLC lease. In addition, the Partnership is required to spend a minimum of $50,000 per year on maintenance repairs and improvements. These contractual obligations are summarized below:

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 Years
Operating Leases:
KOA Lease	$1,603,000	$89,000	$712,000	$713,000	$89,000
Maintenance reserve	109,000	109,000	—	—	—
CSLC Lease Reimbursement	180,000	10,000	80,000	80,000	10,000
Capital Improvement Commitment	221,000	13,000	100,000	100,000	8,000
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—

Total	$2,113,000	$221,000	$892,000	$893,000	$107,000

The Partnership had a remaining cash balance of $220,000 as of September 30, 2012. Because of the current economic conditions and the negative effect it has had on the Partnership’s operations, combined with the increased lease obligations payable to KOA, we do not believe the Partnership is in a position to meet its financial obligations going forward.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

September 30, 2012

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

September 30, 2012

(Unaudited)

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

Risk factors associated with the Partnership were disclosed in Item 1A of the Partnership’s Form 10K for the year ended December 31, 2011.

No legal actions have been brought against the Partnership as a result of the loans that were made to (and repaid by) the General Partner. In the event of such action, all legal and other costs incurred by the Partnership would be reimbursed by the General Partner, and would not result in any cost to the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Report on Form 8K

a.	Exhibits

31.1	Certification of Michael M. Sachs pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8K

Not Applicable

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

September 30, 2012

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 14, 2012

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Michael M. Sachs
Michael M. Sachs
President