Form 10-K
period 2012-12-31
TOWER PARK MARINA INVESTORS LP
filed 2013-03-28
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2012

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

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

The term of our Partnership Agreement is until its dissolution and, in any event, not later than December 31, 2038. The General Partners expect to dissolve the Partnership once it fulfills its obligations under the terms of its lease with Kampgrounds of America (“KOA”), which commitment expires on March 27, 2017.

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

As of December 31, 2012 and 2011, the Partnership leased one property, known as Tower Park Marina. Reference is made to Item 2 for additional information about this property.

Competition

We compete in the operation of this property with other entities, some of which may have greater resources than we do. The primary factors upon which competition is based are: location, the manner in which the property is managed and marketed, the nature and quality of facilities and rental rates. Our property may encounter competition from other marinas which are located near it, and no assurance can be given that additional competing marinas will not be developed in the vicinity of the property. Affiliates of the General Partners operate a marina in the vicinity of our marina, and the General Partners or their affiliates may organize future partnerships or other entities to own and operate marinas which may compete with our property. The General Partners and their affiliates, including in particular WMMI, may also manage marinas owned by unaffiliated third parties which may compete with our property.

Governmental Approvals

A portion of Tower Park Marina is operated under a lease (the “CSLC Lease”) with the California State Lands Commission (“CSLC”). Our assignment or sublease of its rights under this agreement required the consent of the CSLC. Effective January 1, 1999, the CSLC Lease was extended until December 31, 2023. In connection with the March 27, 2007 sale of Tower Park Marina to KOA, the Registrant also sold its leasehold interest in the lease between the CSLC (as landlord) and the Registrant (as tenant), dated as of January 14, 1999. Pursuant to the new lease with KOA, the Partnership is required to make payments of approximately $40,000 to KOA to satisfy its obligation under the CSLC lease.

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

Seasonal Aspects of Our Business

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the period between April through October of each year.

Personnel

There are 4 people who render service on our behalf on a full-time basis, and 5 people who render services on a part-time basis. These people include managers, assistant managers, area managers, accounting, administrative and clerical personnel, construction, and dock personnel. The people rendering services on a part-time basis may also render services on behalf of one or more of WMMI, Westrec Financial, other partnerships organized by Westrec Financial and other people or entities owning properties managed by WMMI.

ITEM 1A.	Risk Factors

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our partnership and our business.

WMMI has significant influence over the Partnership.

At December 31, 2012, Westrec Marina Management, Inc. (“WMMI”), a subsidiary of the General Partner, owned 40.59% of the outstanding limited partnership units. Consequently, WMMI has the ability to significantly influence all matters submitted to a vote of our Limited Partners, resolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the

Limited Partners. WMMI’s interest in such matters may differ from other Limited Partners. In addition, WMMI’s ownership may make it more difficult for another party to take over our Partnership without WMMI’s approval. However, as an affiliate of the General Partners of the Partnership, WMMI is required to protect the interests of the Limited Partners.

The General Partner may not be able to repay monies borrowed from the Partnership.

During 2011, advances totaling $ 415,000 were made to an affiliate of the General Partners and $290,000 of those advances remained outstanding as of December 31, 2011. The advances accrued interest at the prime rate plus one percent (4.25% at December 31, 2011). The advances were in conflict with the Partnership agreement; however, the General Partner felt that the advances were justified as an above market rate of interest was paid. All amounts were repaid on February 15, 2012, and the General Partner has indicated that no further monies will be borrowed from the Partnership.

There is a risk of repercussions from the Limited Partners as a result of the breach in the Partnership Agreement.

Limited Partners may take legal action as a result of the General Partner’s breach of the Partnership agreement. The General Partner has represented that they will reimburse the Partnership for any legal costs that arise related to this issue.

Real estate risks associated with the Partnership’s lease and operation of Tower Park:

•	the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;

•	how prospective customers perceive the attractiveness, convenience and safety of our property;

•	our ability to provide adequate management, maintenance and insurance;

•	our ability to collect rent from customers on a timely basis;

•	the expense of periodically renovating, repairing and re-leasing slips;

•	environmental issues;

•	compliance with the Americans with Disabilities Act and other federal, state, and local laws and regulations;

•	increasing operating costs, including real estate taxes, insurance and utilities, if these increased costs cannot be passed through to customers;

•	changes in tax, real estate and zoning laws;

•	competition from new marina properties in our market;

•	customer defaults and bankruptcies

Certain significant costs, such as real estate taxes, insurance and maintenance, generally are not reduced even when a property’s rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income.

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

As of December 31, 2012, the Partnership leases Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. The portion of property leased and operated as Tower Park Marina is situated on 12 acres, which are leased from the CSLC.

Tower Park Marina consists of the following:

a) 208 covered slips contained in 17 covered sheds; with an average annual rent of $4,079 average annual occupancy of 78%. The covered boat slips at Tower Park Marina are typically rented on a month to month basis

(b) 24 permanent open slips rented on a monthly basis; with an average annual rent of $944, and average annual occupancy of 40%.

(c) 69 transient, lineal boat dockage slips which are rented on a daily or weekly basis.

(d) two covered dry boat storage areas with capacity for approximately 58 boats, with an average annual rent of $1,900, and average annual occupancy of 82%.

(e) additional dry storage areas with capacity for approximately 91 boats, with an average annual rent of $1,005, and average annual occupancy of 47%

(f) a gas dock facility;

On March 27, 2007, the Partnership completed the sale of substantially all of the assets of Tower Park Marina and RV Park to KOA for $13,500,000 in cash. The assets sold included the land and improvements known as Tower Park Marina, the Registrant’s 51% interest in the Little Potato Slough Mutual Water Company, the Registrant’s leasehold interest in the lease between the CSLC (as landlord) and the Registrant (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. As of March 15, 2013, the permanent wet slip facilities (consisting of 232 slips) were approximately 73.7% leased.

The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 2012, rent expense for the CSLC Lease was $40,000.

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

As of December 31, 2012, WMMI had acquired 1830 Units in the Partnership, representing 40.59% of the outstanding units at an average price of $223 per Unit. WMMI has most recently purchased Units for $25 per Unit.

Exclusive of the General Partners’ interests in Partnership, as of December 31, 2012, there were approximately 626 Unit holders of record.

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

The operations of Tower Park Marina are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 76.7% as of December 31, 2012. Dry storage has suffered similarly. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Marina are consistent with those experienced by other marinas in the area.

In an effort to partially offset the lower revenues that were being generated, operating hours have been reduced during the off-season, and the marina is only open 5 days a week. These reductions have resulted in decreasing payroll and other operating costs. In addition, the Partnership’s monthly lease payment to KOA increased in March of 2012; from $25,000 per month to $29,692 which equates to $56,304 of additional lease expense annually.

Also negatively affecting cash flow for the Partnership is the increasing audit costs and the increasing Securities and Exchange Commission (the “SEC”) filing requirements and costs.

In conclusion, barring a dramatic improvement in economic conditions, the Partnership’s cash and other liquid assets will be exhausted within the next 12 months.

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

Results of Operations

Historically, the Partnership’s revenues were generated primarily from slip rentals, RV parking, retail sales, fuel sales and the restaurant and boat service segments. On March 27, 2007, the

Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to KOA for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to $41,000 of property taxes and closing costs borne by the Partnership. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the CSLC (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of maintenance repairs identified by KOA. The Partnership will make these repairs over the next several years.

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used to repay the Partnership’s note payable and the payable to affiliates. In April of 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease agreement, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. The lease has a ten-year term with three five year options. Basic rent was $25,000 per month for the first five years, and increased to $29,692 per month on March 27, 2012.

2012 Compared to 2011

For the year ended December 31, 2012, gross revenue for Tower Park increased $20,000 to $994,000. This was the result of increases in slip rental, dry storage, and fuel service revenues, offset by a slight decrease in interest income.

The Partnership’s net profit of $31,000 for the year ended December 31, 2012 is an improvement of $49,000 from the previous year. This was primarily due to increased profits in every operating segment at the property, which meant increased revenues and aggressively reduced costs in each segment.

Tower Park Marina’s slip rental revenues increased $13,000 to $677,000. Net operating profits for the slip rental segment also increased $35,000 due to decreasing payroll costs. Likewise, dry storage revenues increased by $6,000, and related expenses were reduced by $6,000.

Fuel sales increased $8,000 to $175,000 due to higher prices and greater volume. Operating profits increased as well, due to better margins.

Payroll costs decreased in every operating segment in 2012. Continuing a strategy implemented late in 2011, Tower Park reduced its operating schedule from 7 days a week to 5 days a week. In addition, redundant staff positions were eliminated.

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

Liquidity and Capital Resources

The Partnership net income amount includes $215,000 of amortization of the deferred gain, a non-cash item. After considering non-cash items, the Partnership actually incurred a net loss from operations for the year ended December 31, 2012 of $144,000 (net income/loss before depreciation and amortization of deferred gain), which was covered from existing cash balances. The Partnership has implemented cost reductions where possible. However, with accounts payable and accrued expenses already exceeding liquid assets, the Partnership’s ability to survive is dependent on a reduction in its lease payment to KOA and an improvement in economic conditions. In February of 2013, the Partnership requested a reduction in its monthly lease payment from $29,692 to $15,000.

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to KOA for $13,500,000 in cash. The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,117,000 and deferred gain of $2,152,000. The proceeds from the sale were used to repay the Partnership’s note payable and the payable to affiliates. In April of 2007, the Partnership made a distribution of $3,642,000 to its partners.

As part of the sale, the Partnership agreed to lease back the marina and dry storage facilities that comprise a portion of the property. The lease has an initial term of ten years and three five (5) year options to extend. The lease requires minimum monthly payments of $25,000 for the first five years. As noted previously, the Partnership’s monthly lease payment increased in March of 2012 from $25,000 per month to $29,692 which equates to $56,304 of additional lease expense annually. The Partnership will also be required to reimburse KOA approximately $40,000 for its annual obligations with respect to the CSLC lease. In addition, the Partnership is required to spend a minimum of $50,000 per year on maintenance repairs and improvements. These contractual obligations are summarized below:

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$1,514,000	$356,000	$712,000	$446,000	—
Deferred maintenance reserve	109,000	109,000	—	—	—
CSLC Lease Reimbursement	170,000	40,000	80,000	50,000	—
Capital Improvement Commitment	208,000	50,000	100,000	58,000	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$2,001,000	$555,000	$892,000	$554,000	—

The Partnership had a remaining cash balance of $179,000 as of December 31, 2012. However, because of the current economic conditions and the negative effect it has had on the Partnership’s operations, combined with the increased lease obligations payable to KOA, and continuing audit and SEC filing fees, we do not believe the Partnership is in a position to meet its financial obligations going forward.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2012.

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

Name	Age	Office and Date of Election	Business Experience During Past 5 Years
Michael M. Sachs	71	President, Secretary and Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997)	Mr. Sachs is President, Secretary and Director of Westrec Financial and President of Westrec Properties (1990) and Vice-President, Secretary and Director of WMMI (1987). Mr. Sachs has been a director of New Century Financial Corporation, a residential mortgage brokerage, since its inception in 1995 to its conclusion in 2008.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Partnership were complied with.

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

Name and Address of Beneficial Owner	Number of Limited Partnership Units Owned at March 15, 2013	Percent of Class
Westrec Marina Management, Inc.	1830	40.59%
16633 Ventura Blvd., 6th Floor
Encino, CA 91436

The Partnership has no officers or directors.

As of December 31, 2012, the General Partners had contributed an aggregate of $1,000 to the capital of Partnership. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of the Partnership. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, which is a wholly-owned subsidiary of Westrec Financial.

Westrec Financial (which may be deemed a parent of the Partnership) has two classes of authorized stock, Common Stock and Convertible Participating Preferred Stock (the “Preferred Stock”), which vote together as a class, except with respect to the election of directors. As of December 31, 2012, there was no Preferred Stock outstanding.

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

The General Partners and their affiliates are entitled to the following compensation:

1. “Acquisition and Development Fees” to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for the Partnership, in an amount equal to 6% of the purchase price or the cost of construction of the properties. “Cumulative Acquisition and Development Fees” paid to the General Partners and their affiliates through December 31, 2012 totaled $1,720,000, ($1,000 of which was paid in 2012).

2. A “Loan Brokerage Fee” to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2012 totaled $96,000 (none of which was paid in 2012).

3. The Corporate General Partner made advances to the Partnership during 1998 through 2006 to cover operating deficits and capital expenditures. In connection with the March 27, 2007 sale of Tower Park Marina, the Partnership was able to repay the outstanding principal and interest owed to the Corporate General Partner. Accordingly, no interest was paid or accrued to the Corporate General Partner for the years ended December 31, 2012 or 2011.

4. During the year, the General Partner or its affiliates borrowed monies from the Registrant amounting to $415,000. At December 31, 2012 the balance of amounts borrowed totaled $290,000. Interest on these loans was paid at prime plus 1%. The loan violates Section 13.3 of the Registrant’s Partnership Agreement, which prohibits loans to the General Partners or Affiliates. Interest received by the Registrant for the year ended December 31, 2012 totaled $2,000. The balance of the amounts borrowed was repaid on February 15, 2012.

5. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed that their share of any future distributions is 1%. The General Partners received $36,000 of such distributions in 2007. No distributions were received in 2012 or 2011.

The Partnership and WMMI, a subsidiary of Westrec Financial, have entered into a management agreement pursuant to which WMMI is entitled to receive, as compensation for its management services, a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the “Gross Revenue” from operations of the properties and (ii) 6% of the “Net Sales Revenue” from operations of the properties. The term “Gross Revenue” means all receipts (net of security deposits returned to the tenants) from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term “Net Sales Revenue” means all receipts from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of the Partnership). The management fee will cover, without additional expense to the Partnership, the time WMMI’s executive officers expend on project management and WMMI’s overhead costs such as its expenses for rent, utilities and servicing of the Partnership’s accounts payable. During 2012, $53,000 was paid or accrued by the Partnership to WMMI pursuant to the management agreements.

ITEM 14.	Principal Accountant Fees and Services

The following audit services were provided by Vasquez & Company LLP during fiscal 2012 and 2011:

	2012	2011
Audit fees (1)	$44,000	$42,000
All other fees	—	—

Total	$44,000	$42,000

(1)	Audit Fees

Audit fees were billed for the audit of the annual financial statements and annual report on Form 10-K and reviews of quarterly reports on Form 10-Q.

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

See Exhibit Index

c.	Financial Statement Schedules

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER PARK MARINA INVESTORS, L.P., (formerly PS MARINA INVESTORS I), a California Limited Partnership

Dated: March 28, 2013	By:	Westrec Investors, Inc.,
(formerly PS MARINA INVESTORS, INC.)
General Partner

By:	/s/ Michael M. Sachs
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature	Capacity	Date

Principal Executive Officer, Principal Operating Officer, Principal Financial and Accounting Officer /s/ Michael M. Sachs Michael M. Sachs	President, Secretary, Vice President and Chief Financial Officer and Director of Westrec Investors, Inc., the Corporate General Partner of the Partnership	March 28, 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,

VASQUEZ & COMPANY, LLP

The Partners

Tower Park Marina Investors, L.P.,

(formerly PS Marina Investors I),

a California Limited Partnership

We have audited the accompanying balance sheets of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership (the Partnership), as of December 31, 2012 and 2011, and the related statements of operations, changes in partners’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Los Angeles, California
March 28, 2013

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

December 31, 2012 and 2011

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$179,000	$97,000
Accounts receivable net of allowance for doubtful accounts of $17,000 and $18,000 at December 31, 2012 and 2011, respectively	27,000	29,000
Receivable from Affiliates (Note 4)	—	290,000
Tower Park Marina, net (Note 2)	114,000	136,000
Other assets (Note 3)	55,000	40,000

TOTAL ASSETS	$375,000	$592,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$224,000	$256,000
Deferred gain on sale of Tower Park Marina (Note 2)	915,000	1,130,000
Deferred rentals	23,000	24,000

Total liabilities	1,162,000	1,410,000

Commitments and contingencies (Note 5)	—	—

Partners’ equity (deficit):
Limited partners’ equity (deficit), $5,000 per unit, 4,508 units authorized, issued and outstanding	35,000	4,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity (deficit)	8,000	(23,000)
General partners’ equity (deficit)	(795,000)	(795,000)

Total partners’ deficit	(787,000)	(818,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$375,000	$592,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the years ended December 31, 2012 and 2011

	2012	2011
Revenues:
Slip rental	$677,000	$664,000
Dry storage	131,000	125,000
Fuel service	175,000	167,000
Interest and other income	11,000	18,000

Revenues from operations	994,000	974,000

Expenses:
Slip rental	17,000	39,000
Dry storage	10,000	16,000
Fuel service	144,000	153,000
Cost of operations	699,000	696,000
Management fees (Note 4)	53,000	51,000
Depreciation	40,000	37,000

	963,000	992,000

Net income (loss)	$31,000	$(18,000)

Allocation of net income (loss):

Limited Partners	$31,000	$(18,000)
General Partners	—	—

	$31,000	$(18,000)

Limited Partners’ net income (loss) per unit:	$6.88	$(3.99)

Total units outstanding	4,508	4,508

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

For the years ended December 31, 2012 and 2011

	General	Limited
	Partners	Partners	Total
Balances at December 31, 2010	$(795,000)	$(5,000)	$(800,000)

Net loss	—	(18,000)	(18,000)

Balances at December 31, 2011	(795,000)	(23,000)	(818,000)

Net income	—	31,000	31,000

Balances at December 31, 2012	$(795,000)	$8,000	$(787,000)

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:

Net income (loss)	$31,000	$(18,000)

Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	40,000	37,000
Amortization of deferred gain	(215,000)	(216,000)
Provision for doubtful accounts	3,000	4,000
(Increase) decrease in accounts receivable	(1,000)	31,000
(Increase) decrease in other assets	(15,000)	7,000
(Decrease ) increase in accounts payable and accrued expenses	(32,000)	(275,000)
(Decrease ) increase in deferred rentals	(1,000)	6,000

Cash flow used for operating activities	(190,000)	(424,000)

Cash flows from investing activities:
Receivable from Affiliates	290,000	(290,000)
Improvements to marina facilities	(18,000)	(33,000)

Cash flow provided by (used for) investing activities	272,000	(323,000)

Net increase (decrease) in cash and cash equivalents	82,000	(747,000)

Cash and cash equivalents at the beginning of year	97,000	844,000

Cash and cash equivalents at the end of year	$179,000	$97,000

See accompanying notes to consolidated financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

Basis of Presentation

The financial statements of Tower Park Marina Investors, LP at December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011 are presented in accordance with accounting principles generally accepted in the United States of America for annual financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instruction to Form 10 and Rule 8-03 of Regulation S-X.

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

December 31, 2012 and 2011

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the years ended December 31, 2012 and 2011; 4,508.

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

December 31, 2012 and 2011

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

The Partnership believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of December 31, 2012 and 2011 approximate their fair values because of the short-term nature of those instruments.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted. The Partnership is currently assessing the impact that the adoption will have on its financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The Partnership is currently assessing the impact that the adoption will have on its financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

There were no other new accounting pronouncements that are expected to have a material impact or have potential material significance to the Partnership

2.	Tower Park Marina

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. The Partnership agreed to make these repairs over the next several years. As of December 31, 2012, $307,000 has been spent towards this commitment.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

2.	Tower Park Marina (continued)

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the year ended December 31, 2012 and 2011, $215,000 and $216,000 respectively, of the deferred gain from the sale was amortized for each year, and is reflected in cost of operations. The remaining unamortized gain balance at December 31, 2012 is $915,000.

At December 31, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2012	2011
Leasehold interest	$27,000	$27,000
Floating docks	94,000	76,000
Furniture, fixtures and equipment	243,000	243,000
Vehicles	36,000	36,000

	400,000	382,000
Less accumulated depreciation	(286,000)	(246,000)

	$114,000	$136,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

3.	Other Assets

Other assets at December 31, are composed of the following:

	2012	2011
Fuel inventory	$32,000	$15,000
Other prepaid expenses	23,000	25,000

	$55,000	$40,000

Inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marinas for a fee equal to 6% of the marina’s monthly gross revenues (as defined). Management fees for the years ended December 31, 2012 and 2011 were $53,000 and $51,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the year ended December 31, 2012.

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

5.	Commitments and Contingencies (continued)

As part of the sale, the Partnership agreed to lease back the marina and dry storage facilities that comprise a portion of the property. The lease has an initial term of ten years and three five (5) year options to extend. The lease requires minimum monthly payments of $25,000 for the first five years. This monthly lease payment to KOA was increased in March 2012 to $29,692 per month. The Partnership is also required to reimburse KOA approximately $40,000 for its annual obligations with respect to the CSLC lease. In addition, the Partnership is required to spend a minimum of $50,000 per year on maintenance repairs and improvements. Included in lease expense in cost of operations is $343,000 and $300,000, respectively, paid to KOA for the years ended December 31, 2012 and 2011. Also included in lease expense in cost of operations is $40,000 and $45,000, respectively, related to the CSLC lease for each of the years ended December 31, 2012 and 2011. Approximately $292,000 has been spent on capital improvement projects. These contractual obligations are summarized below:

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:

KOA Lease	$1,514,000	$356,000	$712,000	$446,000	—

Deferred maintenance reserve	109,000	109,000	—	—	—

CSLC Lease Reimbursement	170,000	40,000	80,000	50,000	—

Capital Improvement Commitment	208,000	50,000	100,000	58,000	—

Other Long-Term Liabilities	—	—	—	—	—

Total	$2,001,000	$555,000	$892,000	$554,000	—

6.	Segment Reporting

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

	December 31,
	2012	2011
Revenues
Slip Rental	$677	$664
Dry Storage	131	125
Fuel Service	175	167
Interest income	11	18

Total Revenue	$994	$974

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

6.	Segment Reporting (continued)

	2012	2011
Profit (Loss)
Slip Rental	$660	$625
Dry Storage	121	109
Fuel Service	31	14
Other (1)	(781)	(766)

Total Profit (Loss)	$31	$(18)

	December 31,
	2012	2011
Assets
Slip Rental	$94	$76
Unallocated amount (2)	281	516

Total Assets	$375	$592

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $17,000 and $16,500, respectively for the calendar years 2012 and 2011. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution for the years ended December 31, 2012 and 2011 was $750 and $975, respectively

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

8.	Going Concern

The Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term. These circumstances raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward and to continue as a going concern. The Partnership’s ability to continue to operate through 2013 and beyond is contingent on, among other factors, the improvement in the economy and a resulting improvement in Tower Park Marina operations. Management is actively working to improve operating results at the property with staffing reductions and changes in operating procedures. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

9.	Subsequent Events

The Partnership has evaluated subsequent events for recognition or disclosure in the financial statements filed on Form 10-K with the SEC and no events, other than described below, have occurred that require disclosure.

Lease Amendment:

An agreement has been reached with KOA to reduce the Partnership’s current lease expense. Effective March 1, 2013, the monthly lease payment will be reduced from $29,652 to $16,667. The Partnership will also pay percentage rent to KOA calculated as follows: 30% of Gross Profit between $800,000 and $900,000, plus 40% of Gross Profit between $900,000 and $1,000,000, plus 50% of Gross Profit in excess of $1,000,000. The maximum Percentage Rent payable for any calendar year is $250,000.

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Amended and Restated Agreement of Limited Partnership dated November 16, 1988 (filed as Exhibit 4.1 to Registrant’s Form 10K dated December 31, 2011 filed on March 29, 2012 and is incorporated herein by reference).

4.2	Amended form of execution copy of Subscription Agreement/Promissory Note (filed as pages A-1 through A-6 to Post-Effective Amendment No. 1 to Registration Statement No. 33-21021 of Registrant filed February 14, 1989, and is incorporated herein by reference).

10.1	Form of Property Management Agreement between Registrant and PS Marina Management, Inc. (filed as Exhibit 10.1 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.2	Purchase Agreement dated as of November 3, 1987, among Westrec Properties, Inc. and Tower Park, Inc., together with certain documents, leases and the CSLC Lease relating to the purchase of Tower Park Marina (filed as Exhibit 10.3 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.3	Purchase Agreement, dated as of November 6, 1987, among Westrec Properties, Inc. and Chandlers Landing, Ltd., together with certain documents, subleases and the Concession Agreement relating to the purchase of Chandlers Landing Marina (filed as Exhibit 10.4 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.4	Lease Agreement, dated as of July 6, 1988, between Registrant and Marine Ventures Limited relating to restaurant/bar, general store and pontoon boat rental operation at Tower Park Marina (filed as Exhibit 10.5 to Registration Statement No. 33-21021 of Registrant and is incorporated herein by reference).

10.5	Purchase Agreement, dated as of November 27, 1989, among Westrec Properties, Inc. and Marina Developers, Inc., together with certain documents relating to the purchase of ThunderBoat Marina (filed as Exhibit 28A to the Registrant’s Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

10.6.1	Purchase Agreement dated as of June 8, 1988, among Westrec Properties, Inc. and CALMAC, Inc., together with certain documents relating to the purchase of Banyan Bay Marina (filed as Exhibit 28B to the Registrant’s Current Report on Form 8-K filed December 28, 1989, and is incorporated herein by reference).

31.1	Certification of Michael M. Sachs pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Resignation letter of Jeffrey K. Ellis (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8K filed on December 9, 2010.)

99.2	Resignation letter of William W. Anderson (incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8K filed on December 9, 2010.