Form 10-Q
period 2013-03-31
TOWER PARK MARINA INVESTORS LP
filed 2013-05-15
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of March 31, 2013, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended March 31, 2013

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

ITEM 1.	Financial Statements

ASSETS	March 31, 2013	December 31, 2012
	(Unaudited)
Cash and cash equivalents	$158,000	$179,000
Accounts receivable net of allowance for doubtful accounts of $19,000 in 2013 and $17,000 in 2012	26,000	27,000
Tower Park Marina, net (Note 2)	106,000	114,000
Other assets (Note 3)	65,000	55,000

TOTAL ASSETS	$355,000	$375,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$231,000	$224,000
Deferred gain on sale of Tower Park Marina (Note 2)	861,000	915,000
Deferred rentals	23,000	23,000

Total liabilities	1,115,000	1,162,000

Commitments and contingencies (Note 5)	—	—

Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	62,000	35,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity	35,000	8,000
General partners’ deficit	(795,000)	(795,000)

Total partners’ deficit	(760,000)	(787,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$355,000	$375,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Revenues:
Slip rental	$162,000	$155,000
Dry storage	31,000	30,000
Fuel service	10,000	11,000
Interest and other income	2,000	4,000

Revenues from operations	205,000	200,000

Expenses:
Slip rental	3,000	1,000
Dry storage	1,000	1,000
Fuel service	8,000	14,000
Cost of operations	146,000	146,000
Management fees (Note 4)	12,000	11,000
Depreciation	8,000	10,000

	178,000	183,000

Net income	$27,000	$17,000

Allocation of net income
Limited Partners	$27,000	$17,000
General Partners	—	—

	$27,000	$17,000

Limited Partners’ net income per unit:	$5.99	$3.77

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$27,000	$17,000
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	8,000	10,000
Amortization of deferred gain	(54,000)	(54,000)
Provision for doubtful accounts	1,000	2,000
Decrease in accounts receivable	—	2,000
(Increase) decrease in other assets	(10,000)	7,000
Increase (decrease) in accounts payable and accrued expenses	7,000	(44,000)
Increase in deferred rentals	—	2,000

Cash flows used for operating activities	(21,000)	(58,000)

Cash flows from investing activities:
Receivable from Affiliates (Note 4)	—	290,000
Improvements to marina facilities	—	(5,000)

Cash flows provided by investing activities	—	285,000

Net (decrease) increase in cash and cash equivalents	(21,000)	227,000
Cash and cash equivalents at the beginning of period	179,000	97,000

Cash and cash equivalents at the end of period	$158,000	$324,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

Basis of Presentation

The unaudited financial statements of Tower Park Marina Investors, LP at March 31, 2013 and for the three months ended March 31, 2013 are presented in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents consist of all amounts on deposit in interest bearing and non-interest bearing demand deposit accounts as well as highly liquid investments purchased with an original maturity of three months or less.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the three months ended March 31, 2013 and 2012, totaling 4,508.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

The Partnership believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of March 31, 2013 and December 31, 2012 approximate their fair values because of the short-term nature of those instruments.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ordinary trade receivables and payables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. This had no impact on the Partnership’s financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

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

To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting that were narrower than the current conditions currently in U.S. GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This had no impact on the Partnership financial statements.

There were no other new accounting pronouncements that are expected to have a material impact or have potential material significance to the Partnership.

Taxes Based on Income

Taxes based on income are the responsibility of the individual partners and, accordingly, are not reflected in the accompanying financial statements.

2.	Tower Park Marina

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. The Partnership agreed to make these repairs over the next several years. As of March 31, 2013, $307,000 has been spent towards this commitment.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

2.	Tower Park Marina (continued)

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the three months ended March 31, 2013 and 2012, $54,000 of the deferred gain from the sale was amortized for each period, and is reflected in cost of operations. The remaining unamortized gain balance at March 31, 2013 is $861,000.

At March 31, 2013 and December 31, 2012 the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2013	2012
Leasehold interest	$27,000	$27,000
Floating docks	94,000	94,000
Furniture, fixtures and equipment	243,000	243,000
Vehicles	36,000	36,000

	400,000	400,000
Less accumulated depreciation	(294,000)	(286,000)

	$106,000	$114,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

3.	Other Assets

Other assets as of March 31, 2013 and December 31, 2012 are composed of the following:

	2013	2012
Fuel inventory	$32,000	$32,000
Prepaid lease expense (KOA)	17,000	—
Other prepaid expenses	16,000	23,000

	$65,000	$55,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined in the agreement). Management fees for the three months ended March 31, 2013 and 2012 were $12,000 and $11,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the three months ended March 31, 2013 and 2012.

Transfers totaling $290,000 had been advanced to an affiliate of Westrec Investors, Inc., the General Partner of the Partnership at the end of 2011. These transfers were characterized as a receivable from affiliates on the balance sheet and accrued interest at prime rate plus one percent. The entire $290,000 of outstanding receivable was repaid on February 15, 2012.

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

5.	Commitments and Contingencies (continued)

In 2013, KOA agreed to reduce the Partnership’s current lease expense. Effective March 1, 2013, the monthly lease payment was reduced from $29,652 to $16,667. The Partnership will pay percentage rent to KOA calculated as follows: 30% of Gross Profit between $800,000 and $900,000, plus 40% of Gross Profit between $900,000 and $1,000,000, plus 50% of Gross Profit in excess of $1,000,000. The maximum Percentage Rent payable for any calendar year is $250,000. Included in lease expense in cost of operations is $76,000 and $75,000, respectively, paid to KOA for the three months ended March 31, 2013 and 2012.

Also included in lease expense in cost of operations is $10,000 related to the CSLC lease for each of the three months ended March 31, 2013 and 2012. Approximately $304,000 has been spent on capital improvement projects. These contractual obligations are summarized below:

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$800,000	$150,000	$400,000	$250,000	—
Deferred maintenance reserve	109,000	109,000	—	—	—
CSLC Lease Reimbursement	160,000	30,000	80,000	50,000	—
Capital Improvement Commitment	196,000	38,000	100,000	58,000	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$1,265,000	$327,000	$580,000	$358,000	—

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

Segment Information (in 000’s)

	For the three-months ended March 31,
Revenues	2013	2012
Slip Rental	$162	$155
Dry Storage	31	30
Fuel Service	10	11
Interest income	2	4

Total Revenue	$205	$200

Profit (Loss)
Slip Rental	$159	$154
Dry Storage	30	29
Fuel Service	2	(3)
Other (1)	(164)	(163)

Total Profit (Loss)	$27	$17

	March 31, 2013	December 31, 2012
Assets
Slip Rental	$94	$94
Unallocated amount (2)	261	281

Total Assets	$355	$375

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $17,000 and $16,500, respectively for the calendar years 2012 and 2011. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution, which was included in cost of operations, for the three months ended March 31, 2013 and 2012 was $150 and $150, respectively

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

March 31, 2013

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

The operations of Tower Park Resort are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 75% as of March 31, 2013. Dry storage has suffered similarly. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Resort are consistent with those experienced by other marinas in the area.

In an effort to partially offset the lower revenues that were being generated, operating hours have been reduced during the off-season, and the marina is only open 5 days a week. These reductions have resulted in decreasing payroll and other operating costs. The Partnership’s monthly lease payment to KOA increased in March of 2012; from $25,000 per month to $29,692 which translated to $56,304 of additional lease expense annually. As discussed in Note 5 to the financial statements, the Partnership has renegotiated the lease payment in an effort to improve cash flow from the property. Effective March 1, 2013, the monthly lease payment was reduced from $29,652 to $16,667, which will have a positive effect on the property’s operating results and cash flow.

Another drain on cash flow for the Partnership is the increasing audit costs and SEC filing requirements and costs associated with the administration of the Partnership.

Despite our inability to reduce the administrative costs of the Partnership, we believe the reduction in lease expense will be sufficient to allow the Partnership to operate profitably.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2013

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued)

Results of Operations for the three months ended March 31, 2013 and 2012

The revenues and expenses of the Partnership for the three months ended March 31, 2013 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of March 31, Tower Park Marina had the following occupancies:

	2013			2012
	Available		Occupied	Available		Occupied
Wet slips	232	(1)	75.0%	232	(1)	71.6%
Dry storage	149		61.7%	149		54.4%

(1) non-transient slips only

For the three months ended March 31, 2013, revenues from operations for Tower Park increased $5,000 to $205,000. Despite inclement weather in Northern California in the first quarter of 2013, occupancies improved at the marina. Slip rental and dry storage revenues increased $7,000 and $1,000, respectively, due to increased marketing efforts by marina staff and improvements in the economy. The marina raised its gasoline and diesel prices in response to increasing fuel costs in the area, and although total sales volume declined, fuel service revenue only decreased by $1,000.

The Partnership’s net profit from operations of $27,000 for the three months ended March 31, 2013 is a $10,000 improvement over the same period a year ago. The Partnership successfully renegotiated its lease with KOA effective March 1, 2013. In addition, the property has continued to make changes in the past year in order to improve operations. These changes are reflected in the decline in operating costs in the first three months of the year. In addition to eliminating certain positions, the property also reduced its operating schedule from 7 days a week to 5 days a week, in an effort to reduce its off-season operating costs.

The Partnership’s cash balance decreased $21,000 to $158,000 for the three months ended March 31, 2013.

Liquidity and capital resources

The Partnership had a net loss from operations for the three months ended March 31, 2013 of $19,000 (net income/loss before depreciation and amortization of deferred gain), which was covered from existing cash balances. The Partnership successfully renegotiated the lease with KOA, reducing its monthly lease commitment from $29,692 to $16,667. This reduction should allow the Partnership to operate at a profit going forward.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2013

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

As part of the sale, the Partnership agreed to lease back the marina and dry storage facilities that comprise a portion of the property. The lease has an initial term of ten years and three five (5) year options to extend. The lease requires minimum monthly payments of $25,000 for the first five years. This monthly lease payment to KOA was increased in March 2012 to $29,692 per month. The lease was restructured effective March 1, 2013 by reducing the minimum monthly rent payment to $16,667 and paying a percentage rent. (See Note 5). The Partnership is also required to reimburse KOA approximately $40,000 for its annual obligations with respect to the CSLC lease. In addition, the Partnership is required to spend a minimum of $50,000 per year on maintenance repairs and improvements. These contractual obligations are summarized below:

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 Years
Operating Leases:
KOA Lease	$800,000	$150,000	$400,000	$250,000	—
Maintenance reserve	109,000	109,000	—	—	—
CSLC Lease Reimbursement	160,000	30,000	80,000	50,000	—
Capital Improvement Commitment	196,000	38,000	100,000	58,000	—
Other Long-Term Liabilities Reflected on the Partnership’s Balance Sheet under GAAP	—	—	—	—	—

Total	$1,265,000	$327,000	$580,000	$358,000	—

The Partnership had a remaining cash balance of $158,000 as of March 31, 2013. As a result of the successful restructuring of the Partnership’s lease with KOA, we believe the Partnership will operate profitably going forward.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

March 31, 2013

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

March 31, 2013

(Unaudited)

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

Risk factors associated with the Partnership were disclosed in Item 1A of the Partnership’s Form 10K for the year ended December 31, 2012.

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

March 31, 2013

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 15, 2013

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Michael M. Sachs
Michael M. Sachs
President