Form 10-Q
period 2013-06-30
TOWER PARK MARINA INVESTORS LP
filed 2013-08-14
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of June 30, 2013, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended June 30, 2013

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

ITEM 1.	Financial Statements

ASSETS	June 30, 2013	December 31, 2012
	(Unaudited)
Cash and cash equivalents	$192,000	$179,000
Accounts receivable net of allowance for doubtful accounts of $20,000 in 2013 and $17,000 in 2012	36,000	27,000
Tower Park Marina, net (Note 2)	98,000	114,000
Other assets (Note 3)	52,000	55,000

TOTAL ASSETS	$378,000	$375,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$278,000	$224,000
Deferred gain on sale of Tower Park Marina (Note 2)	807,000	915,000
Deferred rentals	23,000	23,000

Total liabilities	1,108,000	1,162,000

Commitments and contingencies (Note 5)	—	—

Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	91,000	35,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity	64,000	8,000
General partners’ deficit	(794,000)	(795,000)

Total partners’ deficit	(730,000)	(787,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$378,000	$375,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Revenues:
Slip rental	$176,000	$170,000
Dry storage	33,000	32,000
Fuel service	46,000	46,000
Interest and other income	3,000	2,000

Revenues from operations	258,000	250,000

Expenses:
Slip rental	10,000	5,000
Dry storage	3,000	3,000
Fuel service	49,000	38,000
Cost of operations	145,000	170,000
Management fees (Note 4)	13,000	14,000
Depreciation	8,000	9,000

	228,000	239,000

Net income	$30,000	$11,000

Allocation of net income
Limited Partners	$30,000	$11,000
General Partners	—	—

	$30,000	$11,000

Limited Partners’ net income per unit:	$6.65	$2.44

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the six months ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Revenues:
Slip rental	$338,000	$325,000
Dry storage	64,000	62,000
Fuel service	56,000	57,000
Interest and other income	5,000	6,000

Revenues from operations	463,000	450,000

Expenses:
Slip rental	13,000	6,000
Dry storage	4,000	4,000
Fuel service	57,000	52,000
Cost of operations	291,000	316,000
Management fees (Note 4)	25,000	25,000
Depreciation	16,000	19,000

	406,000	422,000

Net income	$57,000	$28,000

Allocation of net income
Limited Partners	$56,000	$28,000
General Partners	1,000	—

	$57,000	$28,000

Limited Partners’ net income per unit:	$12.42	$6.21

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$57,000	$28,000
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	16,000	19,000
Amortization of deferred gain	(108,000)	(108,000)
Provision for doubtful accounts	2,000	2,000
Changes in assets and liabilities:
Accounts receivable	(11,000)	(4,000)
Other assets	3,000	8,000
Accounts payable and accrued expenses	54,000	(45,000)
Deferred rentals	—	2,000

Net cash provided by (used for) operating activities	13,000	(98,000)

Cash flows from investing activities:
Receivable from Affiliates (Note 4)	—	290,000
Improvements to marina facilities	—	(9,000)

Cash flows provided by investing activities	—	281,000

Net increase in cash and cash equivalents	13,000	183,000
Cash and cash equivalents at the beginning of period	179,000	97,000

Cash and cash equivalents at the end of period	$192,000	$280,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

Basis of Presentation

The unaudited financial statements of Tower Park Marina Investors, LP at June 30, 2013 and for the six months ended June 30, 2013 are presented in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents consist of all amounts on deposit in interest bearing and non-interest bearing demand deposit accounts as well as highly liquid investments purchased with an original maturity of three months or less.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the six months ended June 30, 2013 and 2012, totaling 4,508.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

The Partnership believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of June 30, 2013 and December 31, 2012 approximate their fair values because of the short-term nature of those instruments.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted. This had no impact on the Partnership’s financial statements.

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

June 30, 2013

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

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. The Partnership agreed to make these repairs over the next several years. As of June 30, 2013, $317,000 has been spent towards this commitment.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

2.	Tower Park Marina (continued)

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the three and six months ended June 30, 2013 and 2012, $54,000 and $108,000 respectively, of the deferred gain from the sale was amortized for each period, and is reflected in cost of operations. The remaining unamortized gain balance was $807,000 at June 30, 2013, and $915,000 at December 31, 2012.

At June 30, 2013 and December 31, 2012 the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2013	2012
Leasehold interest	$27,000	$27,000
Floating docks	94,000	94,000
Furniture, fixtures and equipment	243,000	243,000
Vehicles	36,000	36,000

	400,000	400,000
Less accumulated depreciation	(302,000)	(286,000)

	$98,000	$114,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

3.	Other Assets

Other assets as of June 30, 2013 and December 31, 2012 are composed of the following:

	2013	2012
Fuel inventory	$35,000	$32,000
Prepaid lease expense (KOA)	17,000	—
Other prepaid expenses	—	23,000

	$52,000	$55,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined in the agreement). Management fees for the three and six months ended June 30, 2013 and 2012 were $13,000 and $25,000, $14,000 and $25,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the three and six months ended June 30, 2013 and 2012.

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

5.	Commitments and Contingencies ( continued)

In 2013, KOA agreed to reduce the Partnership’s current lease expense. Effective March 1, 2013, the monthly lease payment was reduced from $29,652 to $16,667. The Partnership will pay percentage rent to KOA calculated as follows: 30% of Gross Profit between $800,000 and $900,000, plus 40% of Gross Profit between $900,000 and $1,000,000, plus 50% of Gross Profit in excess of $1,000,000. The maximum Percentage Rent payable for any calendar year is $250,000. Included in lease expense in cost of operations for the three and six months ended June 30, 2013 is $50,000 and $126,000, respectively, paid to KOA. For the three and six months ended June 30, 2012, $90,000 and $165,000, respectively, was paid to KOA.

Also included in lease expense in cost of operations for the three and six months ended June 30, 2013 was $10,000 and $20,000 respectively related to the CSLC lease ($10,000 and $20,000 for the three and six months ended June 30, 2012). Approximately $317,000 has been spent on capital improvement projects. These contractual obligations are summarized below:

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$750,000	$100,000	$400,000	$250,000	—
Deferred maintenance reserve	109,000	109,000	—	—	—
CSLC Lease Reimbursement	150,000	20,000	80,000	50,000	—
Capital Improvement Commitment	183,000	25,000	100,000	58,000	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$1,192,000	$254,000	$580,000	$358,000	—

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

Segment Information (in 000’s)

	For the six-months ended June 30,		For the three-months ended June 30,
Revenues	2013	2012	2013	2012
Slip Rental	$338	$325	$176	$170
Dry Storage	64	62	33	32
Fuel Service	56	57	46	46
Interest income	5	6	3	2

Total Revenue	$463	$450	$258	$250

Profit (Loss)
Slip Rental	$325	$319	$166	$165
Dry Storage	60	58	30	29
Fuel Service	(1)	5	(3)	8
Other (1)	(327)	(354)	(163)	(191)

Total Profit (Loss)	$57	$28	$30	$11

	June 30, 2013	December 31, 2012
Assets
Slip Rental	$94	$94
Unallocated amount (2)	284	281

Total Assets	$378	$375

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $17,500 and $17,000, respectively for the calendar years 2013 and 2012. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution, which was included in cost of operations, was $150 and $150, $300 and $275, respectively, for the three and six months ended June 30, 2013 and 2012.

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

June 30, 2013

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

The operations of Tower Park Resort are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 75% as of June 30, 2013. Dry storage has suffered similarly. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Resort are consistent with those experienced by other marinas in the area.

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

June 30, 2013

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations for the six months ended June 30, 2013 and 2012

The revenues and expenses of the Partnership for the six months ended June 30, 2013 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of June 30, Tower Park Marina had the following occupancies:

	2013			2012
	Available		Occupied	Available		Occupied
Wet slips	232	(1)	78.4%	232	(1)	78.4%
Dry storage	149		65.7%	149		66.4%

(1) non-transient slips only

For the six months ended June 30, 2013, revenues from operations for Tower Park increased $13,000 to $463,000. Despite inclement weather in Northern California in the first quarter of 2013, occupancies improved at the marina. Slip rental and dry storage revenues increased $13,000 and $2,000, respectively, due to increased marketing efforts by marina staff and improvements in the economy. The marina raised its gasoline and diesel prices in response to increasing fuel costs in the area, and although total sales volume declined, fuel service revenue only decreased by $1,000.

The Partnership’s net profit from operations of $57,000 for the six months ended June 30, 2013 is a $29,000 improvement over the same period a year ago. The Partnership successfully renegotiated its lease with KOA effective March 1, 2013. In addition, the property has continued to make changes in the past year in order to improve operations. These changes are reflected in the decline in operating costs in the first three months of the year. In addition to eliminating certain positions, the property also reduced its operating schedule from 7 days a week to 5 days a week, in an effort to reduce its off-season operating costs.

The Partnership’s cash balance increased $13,000 to $192,000 for the six months ended June 30, 2013.

Liquidity and capital resources

The Partnership had a net loss from operations for the six months ended June 30, 2013 of $35,000 (net income/loss before depreciation and amortization of deferred gain), which was covered from existing cash balances. The Partnership successfully renegotiated the lease with KOA, reducing its monthly lease commitment from $29,692 to $16,667. This reduction should allow the Partnership to operate at a profit going forward.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

June 30, 2013

(Unaudited)

Liquidity and capital resources ( continued)

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$750,000	$100,000	$400,000	$250,000	—
Deferred maintenance reserve	109,000	109,000	—	—	—
CSLC Lease Reimbursement	150,000	20,000	80,000	50,000	—
Capital Improvement Commitment	183,000	25,000	100,000	58,000	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$1,192,000	$254,000	$580,000	$358,000	—

The Partnership had a remaining cash balance of $192,000 as of June 30, 2013. As a result of the successful restructuring of the Partnership’s lease with KOA, we believe the Partnership will operate profitably going forward.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PART I. FINANCIAL INFORMATION

June 30, 2013

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

June 30, 2013

(Unaudited)

Changes in Internal Control Over Financial Reporting.

No changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013. that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the factors discussed in Item 1A of the Partnership’s Annual Report on Form 10K for the year ended December 31, 2012 should be considered when evaluating the Partnership’s business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Annual Report on Form 10-K, the risks described therein are not the only risks facing the Partnership. Additional risks that are not presently know or that management currently believes are not material could also materially adversely affect the Partnership’s business, financial position, future results and prospects.

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

Not Applicable

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

June 30, 2013

(Unaudited)

Item 6.	Exhibits and Report on Form 8K

a.	Exhibits

31.1	Certification of Michael M. Sachs pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

b.	Reports on Form 8K

Not Applicable

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

June 30, 2013

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 14, 2013

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Michael M. Sachs
Michael M. Sachs
President