Form 10-Q
period 2013-09-30
TOWER PARK MARINA INVESTORS LP
filed 2013-11-14
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of September 30, 2013, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended September 30, 2013

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

ITEM 1.	Financial Statements

ASSETS	September 30, 2013	December 31, 2012
	(Unaudited)
Cash and cash equivalents	$148,000	$179,000
Accounts receivable net of allowance for doubtful accounts of $21,000 in 2013 and $17,000 in 2012	40,000	27,000
Tower Park Marina, net (Note 2)	90,000	114,000
Other assets (Note 3)	68,000	55,000

TOTAL ASSETS	$346,000	$375,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$236,000	$224,000
Deferred gain on sale of Tower Park Marina (Note 2)	753,000	915,000
Deferred rentals	26,000	23,000

Total liabilities	1,015,000	1,162,000

Commitments and contingencies (Note 5)	—	—

Partners’ deficit:
Limited partners’ deficit, $5,000 per unit, 4,508 units authorized, issued and outstanding	152,000	35,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity	125,000	8,000
General partners’ deficit	(794,000)	(795,000)

Total partners’ deficit	(669,000)	(787,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$346,000	$375,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Revenues:
Slip rental	$185,000	$187,000
Dry storage	38,000	37,000
Fuel service	93,000	104,000
Interest and other income	3,000	3,000

Revenues from operations	319,000	331,000

Expenses:
Slip rental	11,000	8,000
Dry storage	4,000	5,000
Fuel service	69,000	78,000
Cost of operations	150,000	189,000
Management fees (Note 4)	16,000	15,000
Depreciation	8,000	10,000

	258,000	305,000

Net income	$61,000	$26,000

Allocation of net income
Limited Partners	$60,000	$26,000
General Partners	1,000	—

	$61,000	$26,000

Limited Partners’ net income per unit:	$13.31	$5.77

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Revenues:
Slip rental	$523,000	$512,000
Dry storage	102,000	99,000
Fuel service	149,000	161,000
Interest and other income	8,000	9,000

Revenues from operations	782,000	781,000

Expenses:
Slip rental	24,000	14,000
Dry storage	8,000	9,000
Fuel service	126,000	130,000
Cost of operations	441,000	505,000
Management fees (Note 4)	41,000	40,000
Depreciation	24,000	29,000

	664,000	727,000

Net income	$118,000	$54,000

Allocation of net income
Limited Partners	$117,000	$53,000
General Partners	1,000	1,000

	$118,000	$54,000

Limited Partners’ net income per unit:	$25.95	$11.76

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$118,000	$54,000
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	24,000	29,000
Amortization of deferred gain	(162,000)	(162,000)
Provision for doubtful accounts	4,000	3,000
Changes in assets and liabilities:
Accounts receivable	(17,000)	(1,000)
Other assets	(13,000)	(35,000)
Accounts payable and accrued expenses	12,000	(37,000)
Deferred rentals	3,000	(1,000)

Net cash provided by (used for) operating activities	(31,000)	(150,000)

Cash flows from investing activities:
Receivable from Affiliates (Note 4)	—	290,000
Improvements to marina facilities	—	(17,000)

Cash flows provided by investing activities	—	273,000

Net change in cash and cash equivalents	(31,000)	123,000
Cash and cash equivalents at the beginning of period	179,000	97,000

Cash and cash equivalents at the end of period	$148,000	$220,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

Basis of Presentation

The unaudited financial statements of Tower Park Marina Investors, LP at September 30, 2013 and for the nine months ended September 30, 2013 are presented in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents consist of all amounts on deposit in interest bearing and non-interest bearing demand deposit accounts as well as highly liquid investments purchased with an original maturity of three months or less.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the nine months ended September 30, 2013 and 2012, totaling 4,508.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The Partnership believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of September 30, 2013 and December 31, 2012 approximate their fair values because of the short-term nature of those instruments.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

September 30, 2013

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

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. The Partnership agreed to make these repairs over the next several years. As of September 30, 2013, $329,000 has been spent towards this commitment.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

2.	Tower Park Marina (continued)

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $2,152,000 of the gain from the sale was deferred and will be amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the three and nine months ended September 30, 2013 and 2012, $54,000 and $162,000 respectively, of the deferred gain from the sale was amortized for each period, and is reflected in cost of operations. The remaining unamortized gain balance was $753,000 at September 30, 2013, and $915,000 at December 31, 2012.

At September 30, 2013 and December 31, 2012 the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2013	2012
Leasehold interest	$27,000	$27,000
Floating docks	94,000	94,000
Furniture, fixtures and equipment	243,000	243,000
Vehicles	36,000	36,000

	400,000	400,000
Less accumulated depreciation	(310,000)	(286,000)

	$90,000	$114,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

3.	Other Assets

Other assets as of September 30, 2013 and December 31, 2012 are composed of the following:

	2013	2012
Fuel inventory	$27,000	$32,000
Other prepaid expenses	41,000	23,000

	$68,000	$55,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined in the agreement). Management fees for the three and nine months ended September 30, 2013 and 2012 were $16,000 and $41,000, $15,000 and $40,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the three and nine months ended September 30, 2013 and 2012.

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

The operations at Tower Park Marina are influenced by factors that affect the boating industry both locally and nationally, with activity at Tower Park Marina increasing seasonally during the months of April through October.

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

September 30, 2013

(Unaudited)

5.	Commitments and Contingencies ( continued)

In 2013, KOA agreed to reduce the Partnership’s current lease expense. Effective March 1, 2013, the monthly lease payment was reduced from $29,652 to $16,667. The Partnership will pay percentage rent to KOA calculated as follows: 30% of Gross Profit between $800,000 and $900,000, plus 40% of Gross Profit between $900,000 and $1,000,000, plus 50% of Gross Profit in excess of $1,000,000. The maximum Percentage Rent payable for any calendar year is $250,000. Included in lease expense in cost of operations for the three and nine months ended September 30, 2013 is $50,000 and $176,000, respectively, paid to KOA. For the three and nine months ended September 30, 2012, $89,000 and $254,000, respectively, was paid to KOA.

Also included in lease expense in cost of operations for the three and nine months ended September 30, 2013 was $10,000 and $30,000 respectively related to the CSLC lease ($10,000 and $30,000 for the three and nine months ended September 30, 2012). Approximately $317,000 has been spent on capital improvement projects. These contractual obligations are summarized below:

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$700,000	$50,000	$400,000	$250,000	—
Deferred maintenance reserve	109,000	109,000	—	—	—
CSLC Lease Reimbursement	140,000	10,000	80,000	50,000	—
Capital Improvement Commitment	171,000	13,000	100,000	58,000	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$1,120,000	$182,000	$580,000	$358,000	—

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

Segment Information (in 000’s)

	For the nine-months ended September 30,		For the three-months ended September 30,
Revenues	2013	2012	2013	2012
Slip Rental	$523	$512	$185	$187
Dry Storage	102	99	38	37
Fuel Service	149	161	93	104
Interest income	8	9	3	3

Total Revenue	$782	$781	$319	$331

Profit (Loss)
Slip Rental	$499	$498	$174	$179
Dry Storage	94	90	34	32
Fuel Service	23	31	24	26
Other (1)	(498)	(565)	(171)	(211)

Total Profit (Loss)	$118	$54	$61	$26

	September 30, 2013	December 31, 2012
Assets
Slip Rental	$94	$94
Unallocated amount (2)	252	281

Total Assets	$346	$375

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These include general and administrative expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $17,500 and $17,000, respectively for the calendar years 2013 and 2012. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution, which was included in cost of operations, was $150 and $450 for each of the three and nine month periods ended September 30, 2013 and 2012.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type.

8.	Going Concern

Despite the successful restructuring of the lease with KOA, the Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near term. These circumstances raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward and to continue as a going concern. The Partnership’s ability to continue to operate through 2013 and beyond is contingent on, among other factors, the improvement in the economy and a resulting improvement in Tower Park Marina operations. Management is actively working to improve operating results at the property with staffing reductions and changes in operating procedures. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

9.	Subsequent Events

The Partnership has evaluated subsequent events for recognition or disclosure in the financial statements filed on Form 10-Q with the SEC and no events, other than those described in these notes, have occurred that require disclosure.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2013

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

The operations of Tower Park Resort are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 79% as of September 30, 2013. Dry storage has suffered similarly. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Resort are consistent with those experienced by other marinas in the area.

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

September 30, 2013

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued)

Results of Operations for the nine months ended September 30, 2013 and 2012

The revenues and expenses of the Partnership for the nine months ended September 30, 2013 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of September 30, Tower Park Marina had the following occupancies:

	2013			2012
	Available		Occupied	Available		Occupied
Wet slips	232	(1)	79.7%	232	(1)	81.5%
Dry storage	149		79.8%	149		67.1%

(1) non-transient slips only

For the nine months ended September 30, 2013, revenues from operations for Tower Park remained stable, increasing $1,000 to $782,000. Despite inclement weather in Northern California in the first quarter of 2013, occupancies improved at the marina. Slip rental and dry storage revenues increased $11,000 and $3,000, respectively, due to increased marketing efforts by marina staff and improvements in the economy. The marina raised its gasoline and diesel prices in response to increasing fuel costs in the area, which resulted in a $12,000 decline in revenues. Fuel margins declined as well. As prices remain high throughout the area, customers have become more price sensitive, and some boaters are using their vessel less. The marina is finding it increasingly difficult to compete with higher volume retailers in the area.

The Partnership’s net profit from operations of $118,000 for the nine months ended September 30, 2013 is a $64,000 improvement over the same period a year ago. The Partnership successfully renegotiated its lease with KOA effective March 1, 2013, which accounts for $91,000 of savings for the nine months ended September 30, 2013. In addition, the property continues to look for ways to improve operations, including promotions to reward long-term slip-lease contracts.

The Partnership’s cash balance decreased $31,000 to $148,000 for the nine months ended September 30, 2013.

Liquidity and capital resources

The Partnership had a net loss from operations for the nine months ended September 30, 2013 of $20,000 (net income/loss before depreciation and amortization of deferred gain), which was covered from existing cash balances. The Partnership successfully renegotiated the lease with KOA, reducing its monthly lease commitment from $29,692 to $16,667. Despite the reduction in rent, the Partnership continues to operate at a deficit, and its liabilities exceed its current cash and accounts receivable balances. The issue raises substantial doubt about the Partnership’s ability to meet its financial obligations going forward, and to continue as a going concern.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

September 30, 2013

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$700,000	$50,000	$400,000	$250,000	—
Deferred maintenance reserve	109,000	109,000	—	—	—
CSLC Lease Reimbursement	140,000	10,000	80,000	50,000	—
Capital Improvement Commitment	171,000	13,000	100,000	58,000	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$1,120,000	$182,000	$580,000	$358,000	—

The Partnership had a remaining cash balance of $148,000 as of September 30, 2013. Despite the successful restructuring of the lease with KOA, the Partnership continues to operate at a deficit, and its liabilities exceed its current cash and accounts receivable balances. The issue raises substantial doubt about the Partnership’s ability to meet its financial obligations going forward, and to continue as a going concern.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2013

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

September 30, 2013

(Unaudited)

Changes in Internal Control Over Financial Reporting.

No changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013. that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the factors discussed in Item 1A of the Partnership’s Annual Report on Form 10K for the year ended December 31, 2012 should be considered when evaluating the Partnership’s business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Annual Report on Form 10-K, the risks described therein are not the only risks facing the Partnership. Additional risks that are not presently known or that management currently believes are not material could also materially adversely affect the Partnership’s business, financial position, future results and prospects.

No legal actions have been brought against the Partnership as a result of the loans that were made to, and repaid by, the General Partner. In the event of such action, all legal and other costs incurred by the Partnership would be reimbursed by the General Partner, and would not result in any cost to the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

September 30, 2013

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

September 30, 2013

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 14, 2013

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Michael M. Sachs
Michael M. Sachs
President