Form 10-Q
period 2014-03-31
TOWER PARK MARINA INVESTORS LP
filed 2014-05-15
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of March 31, 2014, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended March 31, 2014

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

ITEM 1.	Financial Statements

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$120,000	$142,000
Accounts receivable net of allowance for doubtful accounts of $27,000 in 2014 and $26,000 in 2013	41,000	39,000
Tower Park Marina, net (Note 2)	87,000	82,000
Other assets (Note 3)	39,000	53,000

TOTAL ASSETS	$287,000	$316,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$257,000	$284,000
Deferred gain on sale of Tower Park Marina (Note 2)	645,000	699,000
Deferred rentals	25,000	21,000

Total liabilities	927,000	1,004,000

Commitments and contingencies (Note 5)	—	—

Partners’ equity (deficit):
Limited partners’ equity, $5,000 per unit, 4,508 units authorized, issued and outstanding	181,000	133,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity	154,000	106,000
General partners’ deficit	(794,000)	(794,000)

Total partners’ deficit	(640,000)	(688,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$287,000	$316,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
Revenues:
Slip rental	$169,000	$162,000
Dry storage	32,000	31,000
Fuel service	11,000	10,000
Interest and other income	3,000	2,000

Revenues from operations	215,000	205,000

Expenses:
Slip rental	2,000	3,000
Dry storage	—	1,000
Fuel service	10,000	8,000
Cost of operations	135,000	146,000
Management fees (Note 4)	12,000	12,000
Depreciation	8,000	8,000

	167,000	178,000

Net income	$48,000	$27,000

Allocation of net income

Limited Partners	$48,000	$27,000
General Partners	—	—

	$48,000	$27,000

Limited Partners’ net income per unit:	$10.65	$5.99

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2014 and year ended December 31, 2013

(Unaudited)

	General Partners	Limited Partners	Total

Balances at December 31, 2012	$(795,000)	$8,000	$(787,000)

Net income	1,000	98,000	99,000

Balances at December 31, 2013	(794,000)	106,000	(688,000)

Net income	—	48,000	48,000

Balances at March 31, 2014	$(794,000)	$154,000	$(640,000)

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:

Net income	$48,000	$27,000

Adjustments to reconcile net income to cash flows used in operating activities:
Depreciation and amortization	8,000	8,000
Amortization of deferred gain	(54,000)	(54,000)
Provision for doubtful accounts	1,000	1,000

Changes in assets and liabilities:
Accounts receivable	(3,000)	—
Other assets	14,000	(10,000)
Accounts payable and accrued expenses	(27,000)	7,000
Deferred rentals	4,000	—

Cash flow used in operating activities	(9,000)	(21,000)

Cash flows from investing activities:
Improvements to marina facilities	(13,000)	—

Cash flow used for investing activities	(13,000)	—

Net decrease in cash and cash equivalents	(22,000)	(21,000)

Cash and cash equivalents at the beginning of period	142,000	179,000

Cash and cash equivalents at the end of period	$120,000	$158,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

Basis of Presentation

The unaudited financial statements of Tower Park Marina Investors, LP at March 31, 2014 and for the three months ended March 31, 2014 are presented in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to Rule 8-03 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

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

March 31, 2014

(Unaudited)

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the three months ended March 31, 2014 and 2013; 4,508.

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

March 31, 2014

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

The Partnership has segregated all financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The Partnership has no non-financial assets and liabilities that are measured at fair value.

The Partnership believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of March 31, 2014 and December 31, 2013 approximate their fair values because of the short-term nature of those instruments.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. The Partnership agreed to make these repairs over the next several years. As of March 31, 2014, $307,000 has been spent towards this commitment.

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. The gain from the sale of $2,152,000 was deferred and is being amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For each of the three month periods ended March 31, 2014 and 2013, $54,000 of the deferred gain from the sale was amortized, and is reflected in cost of operations. The remaining unamortized gain balance at March 31, 2014 and December 31, 2013 is $645,000 and $699,000, respectively.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

2.	Tower Park Marina (continued)

At March 31, 2014 and December 31, 2013 the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2014	2013
Leasehold interest	$27,000	$27,000
Floating docks	94,000	94,000
Furniture, fixtures and equipment	243,000	243,000
Vehicles	49,000	36,000

	413,000	400,000
Less accumulated depreciation and amortization	(326,000)	(318,000)

	$87,000	$82,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

3.	Other Assets

Other assets at March 31, 2014 and December 31, 2013 are composed of the following:

	2014	2013
Fuel inventory	$22,000	$28,000
Other prepaid expenses	17,000	25,000

	$39,000	$53,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined in the agreement). Management fees for the three months ended March 31, 2014 and 2013 were $12,000 for each period.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the three months ended March 31, 2014 and 2013, or for the year ended December 31, 2013.

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

In 2013, KOA agreed to reduce the Partnership’s current lease expense. Effective March 1, 2013, the monthly lease payment was reduced from $29,692 to $16,667. The Partnership will make an additional payment (“Percentage Rent”) to KOA calculated as follows: 30% of Gross Profit between $800,000 and $900,000, plus 40% of Gross Profit between $900,000 and $1,000,000, plus 50% of Gross Profit in excess of $1,000,000. The maximum Percentage Rent payable for any calendar year is $250,000. Included in lease expense in cost of operations is $50,000 and $76,000, respectively, paid to KOA for the three months ended March 31, 2014 and 2013. Also included in lease expense in cost of operations is $10,000, related to the CSLC lease for the three months ended March 31, 2014 and 2013.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

5.	Commitments and Contingencies (continued)

These contractual obligations are summarized below:

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	More than 5 Years
Operating Leases:
KOA Lease	$600,000	$150,000	$400,000	$50,000	—

Deferred maintenance reserve	109,000	109,000	—	—	—

CSLC Lease Reimbursement	120,000	30,000	80,000	10,000	—

Capital Improvement Commitment	146,000	38,000	100,000	8,000	—

Other Long-Term Liabilities	—	—	—	—	—

Total	$975,000	$327,000	$580,000	$68,000	—

6.	Segment Reporting

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

6.	Segment Reporting (continued)

	(Amounts in 000’s) March 31,
	2014	2013
Revenues

Slip Rental	$169	$162
Dry Storage	32	31
Fuel Service	11	10
Interest income	3	2

Total Revenue	$215	$205

	(Amounts in 000’s) March 31,
	2014	2013
Profit (Loss)

Slip Rental	$167	$159
Dry Storage	32	30
Fuel Service	1	2
Other (1)	(152)	(164)

Total Profit	$48	$27

	(Amounts in 000’s)
	March 31, 2014	December 31, 2013
Assets
Slip Rental	$94	$94
Unallocated amount (2)	193	222

Total Assets	$287	$316

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $17,500 for each of the calendar years 2014 and 2013. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution for the three months ended March 31, 2014 and 2013 was $150 for each period.

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

The Partnership has evaluated subsequent events for recognition or disclosure in the financial statements filed on Form 10-Q with the SEC and no events have occurred that require disclosure.

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2014

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

The operations of Tower Park Resort are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 80% as of March 31, 2014. Dry storage has suffered similarly. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Resort are consistent with those experienced by other marinas in the area.

In an effort to partially offset the lower revenues that were being generated, operating hours have been reduced during the off-season, and the marina is only open 5 days a week. These reductions have resulted in decreasing payroll and other operating costs. The Partnership’s monthly lease payment to KOA increased in March of 2012; from $25,000 per month to $29,692 which translated to $56,304 of additional lease expense annually. As discussed in Note 5 to the financial statements, the Partnership has renegotiated the lease payment in an effort to improve cash flow from the property. Effective March 1, 2013, the monthly lease payment was reduced from $29,692 to $16,667, which has had a positive effect on the property’s operating results and cash flow.

Another drain on cash flow for the Partnership is the increasing audit costs and SEC filing requirements and costs associated with the administration of the Partnership.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2014

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations for the three months ended March 31, 2014 and 2013

The revenues and expenses of the Partnership for the three months ended March 31, 2014 are generated from the marina and dry storage operations of Tower Park in the Sacramento – San Joaquin Delta near Sacramento. As of March 31, Tower Park Marina had the following occupancies:

	2014			2013
	Available		Occupied	Available		Occupied

Wet slips	220	(1)	80.0%	232	(1)	75.0%
Dry storage	147		61.2%	149		61.7%

(1)	non-transient slips only

For the three months ended March 31, 2014, compared to the three months ended March 31, 2013, revenues from operations for Tower Park improved slightly, increasing $10,000 to $215,000. Despite inclement weather in Northern California in the first quarter of 2014, occupancies improved at the marina. Slip rental and dry storage revenues increased $7,000 and $1,000, respectively. Gasoline and diesel prices remain extremely competitive in the area, and as a result fuel revenues remained stable, increasing $1,000 over the prior year. Fuel margins declined due to the steady increase in fuel costs. As prices remain high throughout the area, customers have become more price sensitive, and some boaters are using their vessel less. The marina is finding it increasingly difficult to compete with higher volume retailers in the area.

The Partnership’s net profit from operations of $48,000 for the three months ended March 31, 2014 is a $21,000 improvement over the same period a year ago. The Partnership successfully renegotiated its lease with KOA effective March 1, 2013, which accounts for $26,000 of the improvement for the three months ended March 31, 2014. In addition, the property continues to look for ways to improve operations, including promotions to reward long-term slip-lease contracts.

The Partnership’s cash balance decreased $22,000 to $120,000 for the three months ended March 31, 2014.

Liquidity and capital resources

The Partnership had a small net profit from operations for the three months ended March 31, 2014 of $2,000 (net income/loss before depreciation and amortization of deferred gain).

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

March 31, 2014

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and capital resources (continued)

As part of the sale, the Partnership agreed to lease back the marina and dry storage facilities that comprise a portion of the property. The lease has an initial term of ten years and three five (5) year options to extend. The lease required minimum monthly payments of $25,000 for the first five years. The monthly lease payment to KOA was increased in March 2012 to $29,692 per month. The lease was restructured effective March 1, 2013 by reducing the minimum monthly rent payment to $16,667 and paying a percentage rent. (See Note 5). The Partnership is also required to reimburse KOA approximately $40,000 for its annual obligations with respect to the CSLC lease. In addition, the Partnership is required to spend a minimum of $50,000 per year on maintenance repairs and improvements. These contractual obligations are summarized below:

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years	Over 5 Years
Operating Leases:
KOA Lease	$600,000	$150,000	$400,000	$50,000	—

Deferred maintenance reserve	109,000	109,000	—	—	—

CSLC Lease Reimbursement	120,000	30,000	80,000	10,000	—

Capital Improvement Commitment	146,000	38,000	100,000	8,000	—

Other Long-Term Liabilities	—	—	—	—	—

Total	$975,000	$327,000	$580,000	$68,000	—

The Partnership had a remaining cash balance of $120,000 as of March 31, 2014. However, despite the reduction of rent due on the lease with KOA, and continued efforts to reduce costs, the Partnership continues to operate at a deficit, its cash balance continues to decline, and its liabilities exceed its current cash and accounts receivable balances. These trends, in conjunction with escalating audit and SEC filing costs and requirements raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward, and to continue as a going concern.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2014

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

March 31, 2014

(Unaudited)

ITEM 4.	Controls and Procedures (Continued)

Changes in Internal Control Over Financial Reporting.

No changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the factors discussed in Item 1A of the Partnership’s Annual Report on Form 10K for the year ended December 31, 2013 should be considered when evaluating the Partnership’s business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Annual Report on Form 10-K, the risks described therein are not the only risks facing the Partnership. Additional risks that are not presently known or that management currently believes are not material could also materially adversely affect the Partnership’s business, financial position, future results and prospects.

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

Not Applicable

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

March 31, 2014

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

DATED: May 15, 2014

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Michael M. Sachs
Michael M. Sachs
President