Form 10-Q
period 2014-09-30
TOWER PARK MARINA INVESTORS LP
filed 2014-11-14
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to                     .

Commission File Number: 0-17672

TOWERPARKMARINA INVESTORS, L.P.,

a California Limited Partnership

(Exact name of registrant as specified in its charter)

California	95-4137996
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16633 Ventura Boulevard, 6th Floor Encino, California91436-1835

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of September 30, 2014, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended September 30, 2014

TOWER PARKMARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

ITEM 1.	Financial Statements

ASSETS	September 30, 2014	December 31, 2013
	(Unaudited)
Cash and cash equivalents	$172,000	$142,000
Accounts receivable net of allowance for doubtful accounts of $29,000 in 2014 and $26,000 in 2013	34,000	39,000
TowerParkMarina, net (Note 2)	70,000	82,000
Other assets (Note 3)	55,000	53,000

TOTAL ASSETS	$331,000	$316,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$263,000	$284,000
Deferred gain on sale of Tower Park Marina (Note 2)	538,000	699,000
Deferred rentals	36,000	21,000

Total liabilities	837,000	1,004,000

Commitments and contingencies (Note 5)	—	—

Partners’ equity (deficit):
Limited partners’ equity, $5,000 per unit, 4,508 units authorized, issued and outstanding	313,000	133,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity	286,000	106,000
General partners’ deficit	(792,000)	(794,000)

Total partners’ deficit	(506,000)	(688,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$331,000	$316,000

See accompanying notes to financial statements.

TOWERPARKMARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Revenues:
Slip rental	$196,000	$185,000
Dry storage	35,000	38,000
Fuel service	125,000	93,000
Interest and other income	2,000	3,000

Revenues from operations	358,000	319,000

Expenses:
Slip rental	10,000	11,000
Dry storage	2,000	4,000
Fuel service	89,000	69,000
Cost of operations	146,000	150,000
Management fees (Note 4)	16,000	16,000
Depreciation	7,000	8,000

	270,000	258,000

Net income	$88,000	$61,000

Allocation of net income

Limited Partners	$87,000	$60,000
General Partners	1,000	1,000

	$88,000	$61,000

Limited Partners’ net income per unit:	$19.30	$13.31

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARKMARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Revenues:
Slip rental	$543,000	$523,000
Dry storage	101,000	102,000
Fuel service	193,000	149,000
Interest and other income	11,000	8,000

Revenues from operations	848,000	782,000

Expenses:
Slip rental	22,000	24,000
Dry storage	5,000	8,000
Fuel service	143,000	126,000
Cost of operations	430,000	441,000
Management fees (Note 4)	43,000	41,000
Depreciation	23,000	24,000

	666,000	664,000

Net income	$182,000	$118,000

Allocation of net income

Limited Partners	$180,000	$117,000
General Partners	2,000	1,000

	$182,000	$118,000

Limited Partners’ net income per unit:	$39.93	$25.95

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2014 and year ended December 31, 2013

(Unaudited)

	General Partners	Limited Partners	Total
Balances at December 31, 2012	$(795,000)	$8,000	$(787,000)
Net income	1,000	98,000	99,000

Balances at December 31, 2013	(794,000)	106,000	(688,000)
Net income	2,000	180,000	182,000

Balances at September 30, 2014	$(792,000)	$286,000	$(506,000)

See accompanying notes to financial statements.

TOWERPARKMARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$182,000	$118,000
Adjustments to reconcile net incometo cash flows provided by (used for) operating activities:
Depreciation and amortization	23,000	24,000
Amortization of deferred gain	(161,000)	(162,000)
Provision for doubtful accounts	3,000	4,000
Changes in assets and liabilities:
Accounts receivable	2,000	(17,000)
Other assets	(2,000)	(13,000)
Accounts payable and accrued expenses	(21,000)	12,000
Deferred rentals	15,000	3,000

Cash flow provided by (used for) operating activities	41,000	(31,000)

Cash flows used in investing activities:
Acquisition of vehicles	(11,000)	—

Cash flow used for investing activities	(11,000)	—

Net increase in cash and cash equivalents	30,000	(31,000)
Cash and cash equivalents at the beginning of period	142,000	179,000

Cash and cash equivalents at the end of period	$172,000	$148,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

Basis of Presentation

The unaudited financial statements of Tower Park Marina Investors, LP at September 30, 2014 and for the nine months ended September 30, 2014 are presented in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

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

September 30, 2014

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the nine months ended September 30, 2014 and 2013; 4,508.

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

September 30, 2014

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

The Partnership believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued expenses as of September 30, 2014 and December 31, 2013 approximate their fair values because of the short-term nature of those instruments.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

Recently Issued Accounting Standards

In August 2014, the FASB has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

2.	Tower Park Marina

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. The Partnership agreed to make these repairs over the next several years. As of September 30, 2014, $307,000 has been spent towards this commitment.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

2.	Tower Park Marina (continued)

The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $2,152,000 of the gain from the sale was deferred and is being amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten-year lease commitment, discounted at 10%. For each of the three and nine month periods ended September 30, 2014 and 2013, $54,000 and $161,000, and $54,000 and $162,000, respectively, of the deferred gain from the sale was amortized, and is reflected in cost of operations. The remaining unamortized gain balance at September 30, 2014 and December 31, 2013 is $538,000 and $699,000, respectively.

At September 30, 2014 and December 31, 2013 the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2014	2013
Leasehold interest	$27,000	$27,000
Floating docks	94,000	94,000
Furniture, fixtures and equipment	243,000	243,000
Vehicles	47,000	36,000

	411,000	400,000
Less accumulated depreciation and amortization	(341,000)	(318,000)

	$70,000	$82,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

3.	Other Assets

Other assets at September 30, 2014 and December 31, 2013 are composed of the following:

	2014	2013
Fuel inventory	$22,000	$28,000
Other prepaid expenses	33,000	25,000

	$55,000	$53,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined in the agreement). Management fees for the three and nine months ended September 30, 2014 and 2013 were $16,000 and $43,000 and $16,000 and $41,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates earn a fee equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were earned by the General Partners or their affiliates for the nine months ended September 30, 2014 or for the year ended December 31, 2013.

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

In 2013, KOA agreed to reduce the Partnership’s current lease expense. Effective March 1, 2013, the monthly lease payment was reduced from $29,692 to $16,667. The Partnership will make an additional payment (“Percentage Rent”) to KOA calculated as follows: 30% of Gross Profit between $800,000 and $900,000, plus 40% of Gross Profit between $900,000 and $1,000,000, plus 50% of Gross Profit in excess of $1,000,000. The maximum Percentage Rent payable for any calendar year is $250,000. Included in lease expense in cost of operations is $150,000 and $176,000, respectively, paid to KOA for the nine months ended September 30, 2014 and 2013. Also included in lease expense in cost of operations is $30,000, related to the CSLC lease for each of the nine months ended September 30, 2014 and 2013.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

5.	Commitments and Contingencies (continued)

These contractual obligations are summarized below:

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating Leases:
KOA Lease	$500,000	$50,000	$400,000	$50,000	—
Deferred maintenance reserve	109,000	109,000	—	—	—
CSLC Lease Reimbursement	100,000	10,000	80,000	10,000	—
Capital Improvement Commitment	121,000	13,000	100,000	8,000	—

Total	$830,000	$182,000	$580,000	$68,000	—

6.	Segment Reporting

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

6.	Segment Reporting (continued)

Segment Information (in 000’s)

	For the nine months ended September 30,		For the three-months ended September 30,
Revenues	2014	2013	2014	2013
Slip Rental	$543	$523	$196	$185
Dry Storage	101	102	35	38
Fuel Service	193	149	125	93
Interest income	11	8	2	3

Total Revenue	$848	$782	$358	$319

Profit (Loss)
Slip Rental	$521	$499	$186	$174
Dry Storage	96	94	33	34
Fuel Service	50	23	36	24
Other (1)	(485)	(498)	(167)	(171)

Total Profit (Loss)	$182	$118	$88	$61

	(Amounts in 000’s)
	September 30, 2014	December 31, 2013
Assets
Slip Rental	$94	$94
Unallocated amount (2)	237	222

Total Assets	$331	$316

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $17,500 for each of the calendar years 2014 and 2013. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution was $150 and $450 for each of the three and nine month periods ended September 30, 2014 and 2013.

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

TOWERPARKMARINA INVESTORS, L.P.

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2014

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

The operations of Tower Park Resort are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 80% as of September 30, 2014. Dry storage has suffered similarly. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Resort are consistent with those experienced by other marinas in the area.

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

TOWER PARKMARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PARTI. FINANCIAL INFORMATION

September 30, 2014

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations( continued)

Results of Operations for the nine months ended September 30, 2014 and 2013

The revenues and expenses of the Partnership for the nine months ended September 30, 2014 are generated from the marina and dry storage operations of TowerPark in the Sacramento – San Joaquin Delta near Sacramento. As of September 30, Tower Park Marina had the following occupancies:

	2014			2013
	Available		Occupied	Available		Occupied

Wet slips	220	(1)	84.1%	232	(1)	79.7%
Dry storage	147		74.8%	149		79.8%

(1)	non-transient slips only

For the nine months ended September 30, 2014, revenues from operations for Tower Park improved, increasing $66,000 to $848,000. Occupancies improved at the marina, and slip rental revenues increased $20,000 to $543,000. Gasoline and diesel prices remain extremely competitive in the area, however, the marina experienced an increase in volume due to the closure of a nearby marina. This meant the property saw increased fuel revenues of $44,000 over the prior year, and improved overall fuel margins.

The Partnership’s net profit from operations of $182,000 for the nine months ended September 30, 2014 is a $64,000 improvement over the same period a year ago. The Partnership successfully renegotiated its lease with KOA effective March 1, 2013, which accounts for $26,000 of the improvement for the nine months ended September 30, 2014. In addition, the Partnership continues to look for ways to improve operations, including promotions to reward long-term slip-lease contracts.

The Partnership’s cash balance increased $30,000 to $172,000 for the nine months ended September 30, 2014.

Liquidity and capital resources

The Partnership had a net profit from operations for the nine months ended September 30, 2014 of $44,000 (net income/loss before depreciation and amortization of deferred gain), an improvement of $63,000. A significant portion of this improvement ($26,000) is due to the renegotiated KOA lease. The net benefit of this amendment will be seen at year end after computation of the percentage rent due to KOA. Fuel service margins also improved significantly due to the closure of a nearby marina, and contributed to the improvement in operating profits.

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,117,000 and deferred gain of $2,152,000.

TOWER PARKMARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

September 30, 2014

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations( continued)

Liquidity and capital resources ( continued)

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating Leases:
KOA Lease	$500,000	$50,000	$400,000	$50,000	—
Deferred maintenance reserve	109,000	109,000	—	—	—
CSLC Lease Reimbursement	100,000	10,000	80,000	10,000	—
Capital Improvement Commitment	121,000	13,000	100,000	8,000	—

Total	$830,000	$182,000	$580,000	$68,000	—

The Partnership had a remaining cash balance of $172,000 as of September 30, 2014. However, despite the reduction of rent due on the lease with KOA, and continued efforts to reduce costs, the Partnership’s liabilities exceed its current cash and accounts receivable balances. This trend, in conjunction with escalating audit and SEC filing costs and requirements raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward, and to continue as a going concern.

TOWER PARKMARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2014

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

TOWER PARKMARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

September 30, 2014

(Unaudited)

ITEM 4.	Controls and Procedures (Continued)

Changes in Internal Control Over Financial Reporting.

No changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

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

Not Applicable

TOWERPARKMARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

September 30, 2014

(Unaudited)

Item 6.	Exhibits and Reports on Form 8K

a.	Exhibits

31.1	Certification of Michael M. Sachs pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

b.	Reports on Form 8K

Not Applicable

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:November 14, 2014

TOWERPARKMARINA INVESTORS, L.P.

a California Limited Partnership

BY: Westrec Investors, Inc.

        General Partner

BY: /s/ Michael M. Sachs

        Michael M. Sachs

        President