Form 10-K
period 2014-12-31
TOWER PARK MARINA INVESTORS LP
filed 2015-03-23
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2014 or

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

As of December 31, 2014 and 2013, the Partnership leased one property, known as Tower Park Marina. Reference is made to Item 2 for additional information about this property.

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

At December 31, 2014, Westrec Marina Management, Inc. (“WMMI”), a subsidiary of the General Partner, owned 45.03% of the outstanding limited partnership units. Consequently, WMMI has the ability to significantly influence all matters submitted to a vote of our Limited Partners, resolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the

Limited Partners. WMMI’s interest in such matters may differ from other Limited Partners. In addition, WMMI’s ownership may make it more difficult for another party to take over our Partnership without WMMI’s approval. However, as an affiliate of the General Partners of the Partnership, WMMI is required to protect the interests of the Limited Partners.

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

As of December 31, 2014, the Partnership leases Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. The portion of property leased and operated as Tower Park Marina is situated on 12 acres, which are leased from the CSLC.

Tower Park Marina consists of the following:

a) 213 covered slips contained in 17 covered sheds; with an average annual rent of $4,073 average annual occupancy of 81.3%. The covered boat slips at Tower Park Marina are typically rented on a month to month basis

(b) 7 permanent open slips rented on a monthly basis; with an average annual rent of $ 846, and average annual occupancy of 48.2%.

(c) 69 transient, lineal boat dockage slips which are rented on a daily or weekly basis.

(d) two covered dry boat storage areas with capacity for approximately 56 boats, with an average annual rent of $1,845, and average annual occupancy of 82%.

(e) additional dry storage areas with capacity for approximately 91 boats, with an average annual rent of $1,046, and average annual occupancy of 58%

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

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. As of March 15, 2015, the permanent wet slip facilities (consisting of 220 slips) were approximately 76.8% leased.

The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 2014, rent expense for the CSLC Lease was $41,000.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Smaller reporting company Purchases of Equity Securities.

The Partnership has no common stock.

The Units of Limited Partnership Interests (“Units”) are not listed on any national securities exchange or quoted on the NASDAQ System, and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units because the admission of a transferee as a substitute limited partner requires the consent of the General Partners under the Partnership Agreement. However, the General Partners do not monitor or regularly receive or maintain information regarding the prices at which secondary sales transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as Investment Advisor summarize and report information (on a monthly, bi-monthly or less frequent basis) regarding secondary sales transactions in certain limited partnership interests, including the prices at which such secondary sales transactions are affected.

As of December 31, 2014, WMMI had acquired 2030 Units in the Partnership, representing 45.03% of the outstanding units at an average price of $203 per Unit. WMMI has most recently purchased Units for $25 per Unit.

Exclusive of the General Partners’ interests in Partnership, as of December 31, 2014, there were approximately 608 Unit holders of record.

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

The operations of Tower Park Marina are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 78.6% as of December 31, 2014. Dry storage has suffered similarly. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Marina are consistent with those experienced by other marinas in the area.

In an effort to partially offset the lower revenues that were being generated, operating hours were reduced during the off-season for 2013 and 2014, and the marina is only open 4 days a week during the off season. These reductions have helped keep payroll and other operating costs down. The Partnership’s monthly lease payment to KOA had a scheduled increase in March of 2012; from $25,000 per month to $29,692 which translated to $56,304 of additional lease expense annually. In 2013, the Partnership renegotiated the lease payment in an effort to improve cash flow from the property. Effective March 1, 2013, the monthly lease payment was reduced from $29,692 to $16,667, plus an additional amount of percentage rent based on the Partnership’s annual revenue, which had a positive effect on the property’s operating results and cash flow.

Increasing audit costs and the increasing Securities and Exchange Commission (the “SEC”) filing requirements and costs have also negatively affected cash flow for the Partnership.

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

Results of Operations

Historically, the Partnership’s revenues were generated primarily from slip rentals, RV parking, retail sales, fuel sales and the restaurant and boat service segments. On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to KOA for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to $41,000 of property taxes and closing costs borne by the Partnership. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the CSLC (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of maintenance repairs identified by KOA. The Partnership has made these repairs.

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

2014 Compared to 2013

For the year ended December 31, 2014, gross revenue for Tower Park increased $35,000 to $1,043,000. This was primarily the result of increased fuel service revenues offset by declines in slip rental and dry storage revenues.

The Partnership’s net profit from operations of $135,000 for the year ended December 31, 2014 is an improvement of $36,000 from the previous year. The Partnership successfully renegotiated its lease with KOA effective March 1, 2013, which accounts for $26,000 of savings for the year ended December 31, 2014. Fuel service department margins also improved in 2014. Although reduced operating hours remained in effect during the off season, payroll costs increased slightly in response to additional activity at the property.

Slip rental and dry storage revenues decreased $7,000 and $2,000, respectively, due to stabilization of demand. Slips 32’ and under are only experiencing seasonal demand, however, the larger slips have remained full. The closure of a nearby competitor, and a drop in sales price created a more steady demand for fuel at the marina, and fuel sales increased by $40,000. Fuel costs declined during the year which translated into improved fuel margins as well.

The Partnership’s cash balance increased $10,000 to $152,000 for the year ended December 31, 2014.

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

Liquidity and Capital Resources

The Partnership net income includes $215,000 of amortization of the deferred gain, a non-cash item. After considering non-cash items, the Partnership actually incurred a net loss from operations for the year ended December 31, 2014 of $49,000 (net income/loss before depreciation and amortization of deferred gain), which was covered from existing cash balances.

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

As part of the sale, the Partnership agreed to lease back the marina and dry storage facilities that comprise a portion of the property. The lease has an initial term of ten years and three five (5) year options to extend. The lease requires minimum monthly payments of $25,000 for the first five years. As noted previously, this monthly lease payment to KOA was increased in March 2012 to $29,692 per month. The lease was restructured effective March 1, 2013 by reducing the minimum monthly rent payment to $16,667 plus an additional amount of percentage rent based on the Partnership’s annual revenue. The Partnership is also required to reimburse KOA approximately $40,000 for its annual obligations with respect to the CSLC lease. In addition, the Partnership is required to spend a minimum of $50,000 per year on maintenance repairs and improvements. These contractual obligations are summarized below:

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating Leases:
KOA Lease	$450,000	$200,000	$250,000	—
Deferred maintenance reserve	109,000	109,000	—	—
CSLC Lease Reimbursement	90,000	40,000	50,000	—
Capital Improvement Commitment	108,000	50,000	58,000	—
Other Long-Term Liabilities	—	—	—	—

Total	$757,000	$399,000	$358,000	—

The Partnership had a remaining cash balance of $152,000 as of December 31, 2014. However, despite the reduction of rent due on the lease with KOA, and continued efforts to reduce costs, the Partnership continues to operate at a deficit, and its liabilities exceed its current cash and accounts receivable balances. These trends, in conjunction with escalating audit and SEC filing fees and requirements raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward, and to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2014.

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

Name	Age	Office and Date of Election	Business Experience During Past 5 Years
Michael M. Sachs	73	President, Secretary and Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997)	Mr. Sachs is President, Secretary and Director of Westrec Financial and President of Westrec Properties (1990) and Vice-President, Secretary and Director of WMMI (1987). Mr. Sachs was a director of New Century Financial Corporation, a residential mortgage brokerage, since its inception in 1995 to its conclusion in 2008.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Partnership were complied with.

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

	Number of Limited Partnership Units Owned at March 15, 2015	Percent of Class
Name and Address of Beneficial Owner
Westrec Marina Management, Inc. 16633 Ventura Blvd., 6th Floor Encino, CA 91436	2038	45.21%

The Partnership has no officers or directors.

As of December 31, 2014, the General Partners had contributed an aggregate of $1,000 to the capital of Partnership. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of the Partnership. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, which is a wholly-owned subsidiary of Westrec Financial.

Westrec Financial (which may be deemed a parent of the Partnership) has two classes of authorized stock, Common Stock and Convertible Participating Preferred Stock (the “Preferred Stock”), which vote together as a class, except with respect to the election of directors. As of December 31, 2014, there was no Preferred Stock outstanding.

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

The General Partners and their affiliates are entitled to the following compensation:

1. “Acquisition and Development Fees” to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for the Partnership, in an amount equal to 6% of the purchase price or the cost of construction of the properties. “Cumulative Acquisition and Development Fees” paid to the General Partners and their affiliates through December 31, 2014 totaled $1,720,000, (none of which was paid or incurred in 2014 or 2013).

2. A “Loan Brokerage Fee” to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2014 totaled $96,000 (none of which was paid or incurred in 2014 or 2013).

3. The Corporate General Partner made advances to the Partnership during 1998 through 2006 to cover operating deficits and capital expenditures. In connection with the March 27, 2007 sale of Tower Park Marina, the Partnership was able to repay the outstanding principal and interest owed to the Corporate General Partner. Accordingly, no interest was paid or accrued to the Corporate General Partner for the years ended December 31, 2014 or 2013.

4. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed that their share of any future distributions is 1%. The General Partners received $36,000 of such distributions in 2007. No distributions were received in 2014 or 2013.

The Partnership and WMMI, a subsidiary of Westrec Financial, have entered into a management agreement pursuant to which WMMI is entitled to receive, as compensation for its management services, a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the “Gross Revenue” from operations of the properties and (ii) 6% of the “Net Sales Revenue” from operations of the properties. The term “Gross Revenue” means all receipts (net of security deposits returned to the tenants) from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term “Net Sales Revenue” means all receipts from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of the Partnership). The management fee will cover, without additional expense to the Partnership, the time WMMI’s executive officers expend on project management and WMMI’s overhead costs such as its expenses for rent, utilities and servicing of the Partnership’s accounts payable. During 2014, $54,000 was paid or accrued by the Partnership to WMMI pursuant to the management agreements.

ITEM 14.	Principal Accountant Fees and Services

The following audit services were provided by Vasquez & Company LLP during fiscal 2014 and 2013:

	2014	2013
Audit fees (1)	$47,000	$50,000
All other fees	—	—

Total	$47,000	$50,000

(1)	Audit Fees

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

TOWER PARK MARINA INVESTORS, L.P., (formerly PS MARINA INVESTORS I), a California Limited Partnership

Dated: March 20, 2015	By:	Westrec Investors, Inc.,
(formerly PS MARINA INVESTORS, INC.)
General Partner

By:	/s/ Michael M. Sachs
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature	Capacity	Date

Principal Executive Officer, Principal Operating Officer, Principal Financial and Accounting Officer /s/ Michael M. Sachs	President, Secretary, Vice President and Chief Financial Officer and Director of Westrec Investors, Inc., the Corporate General Partner of the Partnership	March 20, 2015
Michael M. Sachs

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,

VASQUEZ & COMPANY LLP

The Partners

Tower Park Marina Investors, L.P.,

(formerly PS Marina Investors I),

a California Limited Partnership

We have audited the accompanying balance sheets of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership (the Partnership), as of December 31, 2014 and 2013, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Vasquez & Company LLP

Los Angeles, California

March 20, 2015

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

December 31, 2014 and 2013

ASSETS	December 31,
	2014	2013
Cash and cash equivalents	$152,000	$142,000
Accounts receivable net of allowance for doubtful accounts of $31,000 in 2014 and $26,000 in 2013	25,000	39,000
Tower Park Marina, net (Note 2)	61,000	82,000
Other assets (Note 3)	49,000	53,000

TOTAL ASSETS	$287,000	$316,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$327,000	$284,000
Deferred gain on sale of Tower Park Marina (Note 2)	484,000	699,000
Deferred rentals	29,000	21,000

Total liabilities	840,000	1,004,000

Commitments and contingencies (Note 5)	—	—
Partners’ equity (deficit):
Limited partners’ equity, $5,000 per unit, 4,508 units authorized, issued and outstanding	267,000	133,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity	240,000	106,000
General partners’ deficit	(793,000)	(794,000)

Total partners’ deficit	(553,000)	(688,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$287,000	$316,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the years ended December 31, 2014 and 2013

	2014	2013
Revenues:
Slip rental	$687,000	$694,000
Dry storage	134,000	136,000
Fuel service	208,000	168,000
Other income	14,000	10,000

Revenues from operations	1,043,000	1,008,000

Expenses:
Slip rental	29,000	29,000
Dry storage	6,000	9,000
Fuel service	158,000	142,000
Cost of operations	630,000	643,000
Management fees (Note 4)	54,000	54,000
Depreciation and amortization	31,000	32,000

	908,000	909,000

Net income	$135,000	$99,000

Allocation of net income

Limited Partners	$134,000	$98,000
General Partners	1,000	1,000

	$135,000	$99,000

Limited Partners’ net income per unit:	$29.72	$21.74

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

For the years ended December 31, 2014 and 2013

	General Partners	Limited Partners	Total
Balances at December 31, 2012	$(795,000)	$8,000	$(787,000)
Net income	1,000	98,000	99,000

Balances at December 31, 2013	(794,000)	106,000	(688,000)
Net income	1,000	134,000	135,000

Balances at December 31, 2014	$(793,000)	$240,000	$(553,000)

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net income	$135,000	$99,000
Adjustments to reconcile net income to cash flows from (used in) operating activities:
Depreciation and amortization	31,000	32,000
Amortization of deferred gain	(215,000)	(216,000)
Provision for doubtful accounts	5,000	4,000
Changes in assets and liabilities:
Accounts receivable	9,000	(13,000)
Other assets	4,000	2,000
Accounts payable and accrued expenses	43,000	60,000
Deferred rentals	8,000	(5,000)

Cash flows from (used in) operating activities	20,000	(37,000)

Cash flows used in investing activities:
Improvements to marina facilities	(10,000)	—

Cash flows used in investing activities	(10,000)	—

Net increase (decrease) in cash and cash equivalents	10,000	(37,000)
Cash and cash equivalents at the beginning of year	142,000	179,000

Cash and cash equivalents at the end of year	$152,000	$142,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

The Partnership was formed to sell a maximum of 12,000 units of limited partnership interest at $5,000 per unit ($60,000,000). The General Partners have contributed a total of $1,000. On November 27, 1989, the Partnership’s offering was terminated with 4,508 units issued, resulting in $22,540,000 of limited partner funds being raised (before commission discount of $3,000 granted to an investor). Half of each Limited Partner’s total capital contribution was deferred. The final installment was due on August 1, 1990, and $27,000 of such deferrals remain outstanding. At December 31, 2014, a subsidiary of the General Partner owned 45.03% of the outstanding limited partnership units.

The term of the Partnership Agreement is until its dissolution and, in any event, not later than December 31, 2038. The General Partners expect to dissolve the Partnership once it fulfills its obligations under the terms of its lease with Kampgrounds of America (“KOA”), which commitment expires on March 27, 2017.

Basis of Presentation

The financial statements of Tower Park Marina Investors, LP as of and for the years ended December 31, 2014 and 2013 are presented in accordance with accounting principles generally accepted in the United States of America for annual financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instruction to Form 10 and Article 8 of Regulation S-X.

Tower Park Marina

Tower Park Marina is stated at cost to the Partnership. Provision for depreciation and amortization is calculated using the straight-line method. Depreciable lives for the major asset categories are as follows:

Asset Category	Depreciable Life
Furniture, fixtures and equipment	7 years
Leasehold interest	life of lease

Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statement of operations.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Tower Park Marina (continued)

Maintenance, repairs, and investments in minor equipment are charged to operations. Expenditures that will materially increase the value of properties or extend useful lives are capitalized.

Impairment of Long-lived Assets

The Partnership reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The measurement of possible impairment is based primarily on the undiscounted future operating cash flows without interest charges generated through the use of these assets during their remaining estimated useful life. The assessed recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. The Partnership believes that no events occurred that would impair the carrying value of its long-lived assets during the year ended December 31, 2014.

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Accounts Receivable

Accounts receivable are stated at the amount the Partnership expects to collect. The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 60 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Partnership’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Partnership provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Partnership has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

December 31, 2014 and 2013

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Fair Value Measurements (continued)

The Partnership has segregated all financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy. The Partnership has no non-financial assets and liabilities that are measured at fair value.

The Partnership believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of December 31, 2014 and 2013 approximate their fair values because of the short-term nature of those instruments.

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the years ended December 31, 2014 and 2013; 4,508.

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

Recently Issued Accounting Standards

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards (continued)

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

2.	Tower Park Marina

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. As of December 31, 2014, $307,000 has been spent towards this commitment, and the Partnership has made all identified deferred maintenance repairs. The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $2,152,000 of the gain from the sale was deferred and is amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

2.	Tower Park Marina (continued)

For the year ended December 31, 2014 and 2013, $215,000 and $216,000 respectively, of the deferred gain from the sale was amortized for each year, and is reflected as a reduction in cost of operations. The remaining unamortized gain balance at December 31, 2014 and 2013 is $484,000 and $699,000, respectively.

At December 31, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2014	2013
Leasehold interest	$27,000	$27,000
Floating docks	94,000	94,000
Furniture, fixtures and equipment	243,000	243,000
Vehicles	46,000	36,000

	410,000	400,000
Less accumulated depreciation and amortization	(349,000)	(318,000)

	$61,000	$82,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

3.	Other Assets

Other assets at December 31, are composed of the following:

	2014	2013
Fuel inventory	$24,000	$28,000
Other prepaid expenses	25,000	25,000

	$49,000	$53,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined in the agreement). Management fees for each of the years ended December 31, 2014 and 2013 were $54,000.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the years ended December 31, 2014 and 2013.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

In 2013, KOA agreed to reduce the Partnership’s current lease expense. Effective March 1, 2013, the monthly lease payment was reduced from $29,692 to $16,667. The Partnership will make an additional payment (“Percentage Rent”) to KOA calculated as follows: 30% of Gross Profit between $800,000 and $900,000, plus 40% of Gross Profit between $900,000 and $1,000,000, plus 50% of Gross Profit in excess of $1,000,000. The maximum Percentage Rent payable for any calendar year is $250,000. Included in lease expense in cost of operations is $233,000 and $257,000, respectively, paid to KOA (which includes $33,000 and $31,000, respectively, of Percentage Rent) for the years ended December 31, 2014 and 2013. Also included in lease expense in cost of operations is $41,000 and $40,000, related to the CSLC lease for the years ended December 31, 2014 and 2013, respectively. Approximately $392,000 has been spent on capital improvement projects. These contractual obligations are summarized below:

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating Leases:
KOA Lease	$450,000	$200,000	$250,000	—
Deferred maintenance reserve	109,000	109,000	—	—
CSLC Lease Reimbursement	90,000	40,000	50,000	—
Capital Improvement Commitment	108,000	50,000	58,000	—
Other Long-term Liabilities	—	—	—	—

Total	$757,000	$399,000	$358,000	—

6.	Segment Reporting

The Partnership has been aggregated into three reportable business segments (Slip rental, Dry storage and Fuel service): Slip rental reports the water-based boat Slip rentals and Dry storage reports the land based boat storage operations at the marina. The Fuel service segment reports the operations of the fuel dock at the marina.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

6.	Segment Reporting (continued)

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

	(Amounts in 000’s) December 31,
Revenues	2014	2013
Slip Rental	$687	$694
Dry Storage	134	136
Fuel Service	208	168
Other income	14	10

Total Revenue	$1,043	$1,008

	(Amounts in 000’s) December 31,
Profit (Loss)	2014	2013
Slip Rental	$658	$665
Dry Storage	128	127
Fuel Service	50	26
Other (1)	(701)	(719)

Total Profit	$135	$99

	(Amounts in 000’s) December 31,
Assets	2014	2013
Slip Rental	$94	$94
Unallocated amount	193	222

Total Assets	$287	$316

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $17,500 for each of the calendar years 2014 and 2013. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution for the years ended December 31, 2014 and 2013 was $750 for each year.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type.

8.	Going Concern

Despite the successful restructuring of the lease with KOA, the Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near-term. In addition, the Partnership’s liabilities exceed its assets. These circumstances raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward and to continue as a going concern. The Partnership’s ability to continue to operate through 2015 and beyond is contingent on, among other factors, improvement in the economy and a resulting improvement in Tower Park Marina operations. Management is actively working to improve operating results at the property with staffing reductions and changes in operating procedures. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

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