Form 10-Q
period 2015-03-31
TOWER PARK MARINA INVESTORS LP
filed 2015-05-15
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of March 31, 2015, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended March 31, 2015

TOWER PARKMARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

ITEM 1.	Financial Statements

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash and cash equivalents	$69,000	$152,000
Accounts receivable net of allowance for doubtful accounts of $30,000 in 2015 and $31,000 in 2014	35,000	25,000
Tower Park Marina, net (Note 2)	55,000	61,000
Other assets (Note 3)	46,000	49,000

TOTAL ASSETS	$205,000	$287,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$251,000	$327,000
Deferred gain on sale of Tower Park Marina (Note 2)	430,000	484,000
Deferred rentals	29,000	29,000

Total liabilities	710,000	840,000

Commitments and contingencies (Note 5)	—	—

Partners’ equity (deficit):
Limited partners’ equity, $5,000 per unit, 4,508 units authorized, issued and outstanding	315,000	267,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity	288,000	240,000
General partners’ deficit	(793,000)	(793,000)

Total partners’ deficit	(505,000)	(553,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$205,000	$287,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Revenues:
Slip rental	$166,000	$169,000
Dry storage	33,000	32,000
Fuel service	17,000	11,000
Interest and other income	3,000	3,000

Revenues from operations	219,000	215,000

Expenses:
Slip rental	6,000	2,000
Dry storage	1,000	—
Fuel service	15,000	10,000
Cost of operations	131,000	135,000
Management fees (Note 4)	12,000	12,000
Depreciation	6,000	8,000

	171,000	167,000

Net income	$48,000	$48,000

Allocation of net income

Limited Partners	$48,000	$48,000
General Partners	—	—

	$48,000	$48,000

Limited Partners’ net income per unit:	$10.65	$10.65

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2015 and year ended December 31, 2014

(Unaudited)

	General Partners	Limited Partners	Total

Balances at December 31, 2013	$(794,000)	$106,000	$(688,000)

Net income	1,000	134,000	135,000

Balances at December 31, 2014	(793,000)	240,000	(553,000)

Net income	—	48,000	48,000

Balances at March 31, 2015	$(793,000)	$288,000	$(505,000)

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$48,000	$48,000
Adjustments to reconcile net income to cash flows provided by (used for) operating activities:
Depreciation and amortization	6,000	8,000
Amortization of deferred gain	(54,000)	(54,000)
Provision for doubtful accounts	1,000	1,000

Changes in assets and liabilities:
Accounts receivable	(11,000)	(3,000)
Other assets	3,000	14,000
Accounts payable and accrued expenses	(76,000)	(27,000)
Deferred rentals	—	4,000

Cash flow used for operating activities	(83,000)	(9,000)

Cash flows used in investing activities:
Acquisition of vehicles	—	(13,000)

Cash flow used for investing activities	—	(13,000)

Net decrease in cash and cash equivalents	(83,000)	(22,000)

Cash and cash equivalents at the beginning of period	152,000	142,000

Cash and cash equivalents at the end of period	$69,000	$120,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

Basis of Presentation

The unaudited financial statements of Tower Park Marina Investors, LP at March 31, 2015 and for the three months ended March 31, 2015 are presented in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statement of operations

Maintenance, repairs, and investments in minor equipment are charged to operations. Expenditures that will materially increase the value of properties or extend useful lives are capitalized.

Impairment of Long-lived Assets

The Partnership reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The measurement of possible impairment is based primarily on the undiscounted future operating cash flows without interest charges generated through the use of these assets during their remaining estimated useful life. The assessed recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. The Partnership believes that no events occurred that would impair the carrying value of its long-lived assets during the three months ended March 31, 2015.

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

March 31, 2015

(Unaudited)

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the three months ended March 31, 2015 and 2014; 4,508.

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

March 31, 2015

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

The Partnership believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of March 31, 2015 and December 31, 2014 approximate their fair values because of the short-term nature of those instruments.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

March 31, 2015

(Unaudited)

2.	Tower Park Marina

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. As of March 31, 2015, $307,000 has been spent towards this commitment, and the Partnership has made all identified deferred maintenance repairs. The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $2,152,000 of the gain from the sale was deferred and is amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the three months ended March 31, 2015 and 2014, $54,000 of the deferred gain from the sale was amortized for each period, and is reflected as a reduction in cost of operations. The remaining unamortized gain balance at March 31, 2015 and December 31, 2014 is $430,000 and $484,000, respectively.

At March 31, 2015 and December 31, 2014 the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2015	2014
Leasehold interest	$27,000	$27,000
Floating docks	94,000	94,000
Furniture, fixtures and equipment	243,000	243,000
Vehicles	46,000	46,000

	410,000	410,000

Less accumulated depreciation and amortization	(355,000)	(349,000)

	$55,000	$61,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

3.	Other Assets

Other assets at March 31, 2015 and December 31, 2014 are composed of the following:

	2015	2014
Fuel inventory	$32,000	$24,000
Other prepaid expenses	14,000	25,000

	$46,000	$49,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined in the agreement). Management fees for the three months ended March 31, 2015 and 2014 were $12,000 for each period.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates earn a fee equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were earned by the General Partners or their affiliates for the three months ended March 31, 2015 and 2014, or for the year ended December 31, 2014.

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

In 2013, KOA agreed to reduce the Partnership’s lease payments. Effective March 1, 2013, the monthly lease payment was reduced from $29,692 to $16,667. The Partnership will make an additional payment (“Percentage Rent”) to KOA calculated as follows: 30% of Gross Profit between $800,000 and $900,000, plus 40% of Gross Profit between $900,000 and $1,000,000, plus 50% of Gross Profit in excess of $1,000,000. The maximum Percentage Rent payable for any calendar year is $250,000. Included in lease expense in cost of operations is $ $50,000 paid to KOA for the three months ended March 31, 2015 and 2014. Also included in lease expense in cost of operations is $10,000 related to the CSLC lease for the three months ended March 31, 2015 and 2014.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

5.	Commitments and Contingencies (continued)

These contractual obligations are summarized below:

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating Leases:

KOA Lease	$400,000	$150,000	$250,000	—

Deferred maintenance reserve	109,000	109,000	—	—

CSLC Lease Reimbursement	80,000	30,000	50,000	—

Capital Improvement Commitment	96,000	38,000	58,000	—

Other Long-term Liabilities	—	—	—	—

Total	$685,000	$327,000	$358,000	—

6.	Segment Reporting

The Partnership has been aggregated into three reportable business segments (Slip rental, Dry storage and Fuel service): Slip rental reports the water-based boat slip rentals and Dry storage reports the land-based boat storage operations at the marina. The Fuel service segment reports the operations of the fuel dock at the marina.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Partnership evaluates the performance of its operating segments based on income from operations before depreciation and amortization.

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table. The “other” line item includes results of insignificant operations and as it relates to segment profit (loss), income and expenses not allocated to reportable segments.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

6.	Segment Reporting (continued)

	(Amounts in 000’s) For the three months ended March 31,
Revenues	2015	2014
Slip Rental	$166	$169
Dry Storage	33	32
Fuel Service	17	11
Interest income	3	3

Total Revenue	$219	$215

	(Amounts in 000’s) For the three months ended March 31,
Profit (Loss)	2015	2014
Slip Rental	$160	$167
Dry Storage	32	32
Fuel Service	2	1
Other (1)	(146)	(152)

Total Profit (Loss)	$48	$48

	(Amounts in 000’s)
	March 31, 2014	December 31, 2014
Assets
Slip Rental	$94	$94
Unallocated amount (2)	111	193

Total Assets	$205	$287

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $18,000 and $17,500 for the calendar years 2015 and 2014, respectively. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution for each of the three months ended March 31, 2015 and 2014 was $150.

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

March 31, 2015

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

The operations of Tower Park Resort are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 75.9% as of March 31, 2015. Dry storage has remained stable. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Resort are consistent with those experienced by other marinas in the area.

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

March 31, 2015

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations for the three months ended March 31, 2015 and 2014

The revenues and expenses of the Partnership for the three months ended March 31, 2015 are generated from the marina and dry storage operations of TowerPark in the Sacramento-San Joaquin Delta near Sacramento. As of March 31, Tower Park Marina had the following occupancies:

	2015			2014
	Available		Occupied	Available		Occupied
Wet slips	220	(1)	75.9%	220	(1)	80.0%
Dry storage	147		66.0%	147		61.2%

(1)	non-transient slips only

For the three months ended March 31, 2015, revenues from operations for Tower Park improved, increasing $4,000 to $219,000. Occupancies remained stable at the marina, with slip rental revenues decreasing $3,000 to $166,000, and dry storage revenues were up $1,000 to $33,000. Gasoline and diesel prices remain extremely competitive in the area, however, the marina experienced an increase in volume due to dropping fuel prices. This meant the property saw increased fuel revenues of $6,000 over the prior year, and improved overall fuel margins.

The Partnership’s net profit from operations was at break-even for the three months ended March 31, 2015. The Partnership continues to look for ways to improve operations, including promotions to reward long-term slip-lease contracts.

The Partnership’s cash balance decreased $83,000 to $69,000 for the three months ended March 31, 2015.

Liquidity and capital resources

The Partnership’s net profit from operations (net income/loss before depreciation and amortization of deferred gain) was at break-even for the three months ended March 31, 2015, a decline of $2,000 from the prior year. The local economy has not seen a significant rebound in recent years, and the marina continues to struggle to gain a competitive advantage.

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,117,000 and deferred gain of $2,152,000.

TOWER PARKMARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

March 31, 2015

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating Leases:
KOA Lease	$400,000	$150,000	$250,000	—

Deferred maintenance reserve	109,000	109,000	—	—

CSLC Lease Reimbursement	80,000	30,000	50,000	—

Capital Improvement Commitment	96,000	38,000	58,000	—

Other Long-term Liabilities	—	—	—	—

Total	$685,000	$327,000	$358,000	—

The Partnership had a remaining cash balance of $69,000 as of March 31, 2015. However, despite the reduction of rent due on the lease with KOA, and continued efforts to reduce costs, the Partnership’s liabilities exceed its current cash and accounts receivable balances. This trend, in conjunction with escalating audit and SEC filing costs and requirements raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward, and to continue as a going concern.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2015

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

March 31, 2015

(Unaudited)

ITEM 4.	Controls and Procedures (Continued)

Changes in Internal Control Over Financial Reporting.

No changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the factors discussed in Item 1A of the Partnership’s Annual Report on Form 10K for the year ended December 31, 2014 should be considered when evaluating the Partnership’s business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Annual Report on Form 10-K, the risks described therein are not the only risks facing the Partnership. Additional risks that are not presently known or that management currently believes are not material could also materially adversely affect the Partnership’s business, financial position, future results and prospects.

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

Not Applicable

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

March 31, 2015

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

DATED: May 15, 2015

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Michael M. Sachs
Michael M. Sachs President