Form 10-Q
period 2015-06-30
TOWER PARK MARINA INVESTORS LP
filed 2015-08-14
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of June 30, 2015, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended June 30, 2015

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

ITEM 1.	Financial Statements

ASSETS	June 30, 2015	December 31, 2014
	(Unaudited)

Cash and cash equivalents	$103,000	$152,000
Accounts receivable net of allowance for doubtful accounts of $31,000 in 2015 and 2014	29,000	25,000
Tower Park Marina, net (Note 2)	51,000	61,000
Other assets (Note 3)	30,000	49,000

TOTAL ASSETS	$213,000	$287,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$261,000	$327,000
Deferred gain on sale of Tower Park Marina (Note 2)	377,000	484,000
Deferred rentals	22,000	29,000

Total liabilities	660,000	840,000

Commitments and contingencies (Note 5)	—	—

Partners’ equity (deficit):
Limited partners’ equity, $5,000 per unit, 4,508 units authorized, issued and outstanding	372,000	267,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity	345,000	240,000
General partners’ deficit	(792,000)	(793,000)

Total partners’ deficit	(447,000)	(553,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$213,000	$287,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Revenues:
Slip rental	$175,000	$178,000
Dry storage	36,000	34,000
Fuel service	50,000	57,000
Interest and other income	2,000	6,000

Revenues from operations	263,000	275,000

Expenses:
Slip rental	10,000	10,000
Dry storage	2,000	3,000
Fuel service	31,000	44,000
Cost of operations	141,000	149,000
Management fees (Note 4)	14,000	15,000
Depreciation	7,000	8,000
	205,000	229,000

Net income	$58,000	$46,000

Allocation of net income

Limited Partners	$57,000	$46,000
General Partners	1,000	—

	$58,000	$46,000

Limited Partners’ net income per unit:	$12.64	$10.20

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the six months ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Revenues:
Slip rental	$341,000	$347,000
Dry storage	69,000	66,000
Fuel service	67,000	68,000
Interest and other income	5,000	9,000

Revenues from operations	482,000	490,000

Expenses:
Slip rental	16,000	12,000
Dry storage	3,000	3,000
Fuel service	46,000	54,000
Cost of operations	272,000	284,000
Management fees (Note 4)	26,000	27,000
Depreciation	13,000	16,000

	376,000	396,000

Net income	$106,000	$94,000

Allocation of net income

Limited Partners	$105,000	$93,000
General Partners	1,000	1,000

	$106,000	$94,000

Limited Partners’ net income per unit:	$23.29	$20.63

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2015 and year ended December 31, 2014

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2013	$(794,000)	$106,000	$(688,000)
Net income	1,000	134,000	135,000

Balance at December 31, 2014	(793,000)	240,000	(553,000)
Net income	1,000	105,000	106,000

Balance at June 30, 2015	$(792,000)	$345,000	$(447,000)

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$106,000	$94,000

Adjustments to reconcile net income to cash flows provided by (used for) operating activities:
Depreciation and amortization	13,000	16,000
Amortization of deferred gain	(107,000)	(108,000)
Provision for doubtful accounts	—	2,000

Changes in assets and liabilities:
Accounts receivable	(4,000)	—
Other assets	19,000	14,000
Accounts payable and accrued expenses	(66,000)	12,000
Deferred rentals	(7,000)	3,000

Cash flows (used for) provided by operating activities	(46,000)	33,000

Cash flows used in investing activities:
Acquisition of vehicles	(3,000)	(11,000)

Cash flows used for investing activities	(3,000)	(11,000)

Net decrease in cash and cash equivalents	(49,000)	22,000
Cash and cash equivalents at the beginning of period	152,000	142,000

Cash and cash equivalents at the end of period	$103,000	$164,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

Basis of Presentation

The unaudited financial statements of Tower Park Marina Investors, LP at June 30, 2015 and for the six months ended June 30, 2015 are presented in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

Impairment of Long-lived Assets

The Partnership reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The measurement of possible impairment is based primarily on the undiscounted future operating cash flows without interest charges generated through the use of these assets during their remaining estimated useful life. The assessed recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. The Partnership believes that no events occurred that would impair the carrying value of its long-lived assets during the six months ended June 30, 2015.

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

June 30, 2015

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

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the six months ended June 30, 2015 and 2014; 4,508.

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

June 30, 2015

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

The Partnership believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of June 30, 2015 and December 31, 2014 approximate their fair values because of the short-term nature of those instruments.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

Recently Issued Accounting Standards

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

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

June 30, 2015

(Unaudited)

2.	Tower Park Marina

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. As of June 30, 2015, $307,000 has been spent towards this commitment, and the Partnership has made all identified deferred maintenance repairs. The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $2,152,000 of the gain from the sale was deferred and is amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the six months ended June 30, 2015 and 2014, $107,000 and $108,000, respectively, of the deferred gain from the sale was amortized for each period, and is reflected as a reduction in cost of operations. The remaining unamortized gain balance at June 30, 2015 and December 31, 2014 is $377,000 and $484,000, respectively.

At June 30, 2015 and December 31, 2014 the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2015	2014
Leasehold interest	$27,000	$27,000
Floating docks	94,000	94,000
Furniture, fixtures and equipment	246,000	243,000
Vehicles	46,000	46,000

	413,000	410,000
Less accumulated depreciation and amortization	(362,000)	(349,000)

	$51,000	$61,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

3.	Other Assets

Other assets at June 30, 2015 and December 31, 2014 are composed of the following:

	2015	2014
Fuel inventory	$20,000	$24,000
Other prepaid expenses	10,000	25,000

	$30,000	$49,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined in the agreement). Management fees for the six months ended June 30, 2015 and 2014 were $26,000 and $27,000, respectively. Management fees for the three months ended June 30, 2015 and 2014 were $14,000 and $15,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates earn a fee equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were earned by the General Partners or their affiliates for the six months ended June 30, 2015 and 2014, or for the year ended December 31, 2014.

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

In 2013, KOA agreed to reduce the Partnership’s lease payments. Effective March 1, 2013, the monthly lease payment was reduced from $29,692 to $16,667. The Partnership will make an additional payment (“Percentage Rent”) to KOA calculated as follows: 30% of Gross Profit between $800,000 and $900,000, plus 40% of Gross Profit between $900,000 and $1,000,000, plus 50% of Gross Profit in excess of $1,000,000. The maximum Percentage Rent payable for any calendar year is $250,000. Included in lease expense in cost of operations is $ $100,000 paid to KOA for the six months ended June 30, 2015 and 2014. Also included in lease expense in cost of operations is $20,000 related to the CSLC lease for the six months ended June 30, 2015 and 2014.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

5.	Commitments and Contingencies (continued)

These contractual obligations are summarized below:

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years
Operating Leases:
KOA Lease	$350,000	$100,000	$250,000	—
Deferred maintenance reserve	109,000	109,000	—	—
CSLC Lease Reimbursement	70,000	20,000	50,000	—
Capital Improvement Commitment	83,000	25,000	58,000	—

Total	$612,000	$254,000	$358,000	—

6.	Segment Reporting

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

6.	Segment Reporting (continued)

	(Amounts in 000’s)
	For the six-months ended June 30,		For the three-months ended June 30,
Revenues	2015	2014	2015	2014
Slip Rental	$341	$347	$175	$178
Dry Storage	69	66	36	34
Fuel Service	67	68	50	57
Interest income	5	9	2	6

Total Revenue	$482	$490	$263	$275

Profit (Loss)
Slip Rental	$325	$335	$165	$168
Dry Storage	66	63	34	31
Fuel Service	21	14	19	13
Other (1)	(306)	(318)	(160)	(166)

Total Profit (Loss)	$106	$94	$58	$46

	(Amounts in 000’s)
	June 30, 2015	December 31, 2014
Assets
Slip Rental	$97	$94
Unallocated amount (2)	116	193

Total Assets	$213	$287

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $18,000 and $17,500 for the calendar years 2015 and 2014, respectively. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,500 per year. The Partnership’s matching contribution for each of the six months ended June 30, 2015 and 2014 was $300.

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

June 30, 2015

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

The operations of Tower Park Resort are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 76.4% as of June 30, 2015. Dry storage has remained stable. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Resort are consistent with those experienced by other marinas in the area.

In an effort to partially offset the lower revenues that are being generated, operating hours have been reduced during the off-season, and the marina is only open 5 days a week. These reductions have resulted in decreasing payroll and other operating costs. As discussed in Note 5 to the financial statements, the Partnership renegotiated the lease payment in 2013 in an effort to improve cash flow from the property. Effective March 1, 2013, the monthly lease payment was reduced from $29,692 to $16,667, which has had a positive effect on the property’s operating results and cash flow.

Another drain on cash flow for the Partnership is the increasing audit costs and SEC filing requirements and costs associated with the administration of the Partnership.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PART I. FINANCIAL INFORMATION

June 30, 2015

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations for the six months ended June 30, 2015 and 2014

The revenues and expenses of the Partnership for the six months ended June 30, 2015 are generated from the marina and dry storage operations of TowerPark in the Sacramento – San Joaquin Delta near Sacramento. As of June 30, Tower Park Marina had the following occupancies:

	2015			2014
	Available		Occupied	Available		Occupied
Wet slips	220	(1)	76.4%	220	(1)	86.4%
Dry storage	147		78.2%	147		73.5%

(1)	non-transient slips only

For the six months ended June 30, 2015, operating revenues for Tower Park have decreased $8,000 to $482,000. Occupancies have slowly declined at the marina, with slip rental revenues decreasing $6,000 to $341,000, offset by a slight $3,000 upswing in dry storage revenues to $69,000. Gasoline and diesel sales remain extremely competitive in the area, however, fuel margins improved due to dropping fuel costs. Although fuel service revenues were down slightly from prior year, departmental profits improved due to favorable costs.

The Partnership’s net profit from operations was $12,000 for the six months ended June 30, 2015. The Partnership continues to look for ways to improve operations, including promotions to reward long-term slip-lease contracts.

The Partnership’s cash balance decreased $49,000 to $103,000 for the six months ended June 30, 2015.

Liquidity and capital resources

The Partnership’s net profit from operations (net income/loss before depreciation and amortization of deferred gain) was $12,000 for the six months ended June 30, 2015, an improvement of $10,000 over the prior year. Substantially all of this improvement was due to improved fuel margins and reduced operating costs. The local economy has not seen a significant rebound in recent years, and the marina continues to struggle to gain a competitive advantage.

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,117,000 and deferred gain of $2,152,000.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

June 30, 2015

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years
Operating Leases:
KOA Lease	$350,000	$100,000	$250,000	—
Deferred maintenance reserve	109,000	109,000	—	—
CSLC Lease Reimbursement	70,000	20,000	50,000	—
Capital Improvement Commitment	83,000	25,000	58,000	—

Total	$612,000	$254,000	$358,000	—

The Partnership had a remaining cash balance of $103,000 as of June 30, 2015. However, despite the reduction of rent due on the lease with KOA, and continued efforts to reduce costs, the Partnership’s liabilities exceed its current cash and accounts receivable balances. This trend, in conjunction with escalating audit and SEC filing costs and requirements raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward, and to continue as a going concern.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PART I. FINANCIAL INFORMATION

June 30, 2015

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

June 30, 2015

(Unaudited)

ITEM 4.	Controls and Procedures (Continued)

Changes in Internal Control Over Financial Reporting.

No changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

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

Not Applicable

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

June 30, 2015

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

DATED: August 14, 2015

TOWER PARK MARINA INVESTORS, L.P.
a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Michael M. Sachs
Michael M. Sachs
President