Form 10-Q
period 2015-09-30
TOWER PARK MARINA INVESTORS LP
filed 2015-11-12
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of September 30, 2015, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended September 30, 2015

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

ITEM 1.  Financial Statements

ASSETS	September 30, 2015	December 31, 2014
	(Unaudited)

Cash and cash equivalents	$126,000	$152,000
Accounts receivable net of allowance for doubtful accounts of $29,000 and $31,000 in 2015 and 2014	33,000	25,000
Tower Park Marina, net (Note 2)	45,000	61,000
Other assets (Note 3)	45,000	49,000

TOTAL ASSETS	$249,000	$287,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$272,000	$327,000
Deferred gain on sale of Tower Park Marina (Note 2)	323,000	484,000
Deferred rentals	26,000	29,000

Total liabilities	621,000	840,000

Commitments and contingencies (Note 5)	-	-

Partners’ equity (deficit):
Limited partners’ equity, $5,000 per unit, 4,508 units authorized, issued and outstanding	446,000	267,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity	419,000	240,000
General partners’ deficit	(791,000)	(793,000)

Total partners’ deficit	(372,000)	(553,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$249,000	$287,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Revenues:
Slip rental	$192,000	$196,000
Dry storage	36,000	35,000
Fuel service	101,000	125,000
Interest and other income	3,000	2,000

Revenues from operations	332,000	358,000

Expenses:
Slip rental	11,000	10,000
Dry storage	3,000	2,000
Fuel service	68,000	89,000
Cost of operations	151,000	146,000
Management fees (Note 4)	17,000	16,000
Depreciation	7,000	7,000

	257,000	270,000

Net income	$75,000	$88,000

Allocation of net income

Limited Partners	$74,000	$87,000
General Partners	1,000	1,000

	$75,000	$88,000

Limited Partners’ net income per unit:	$16.42	$19.30

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Revenues:
Slip rental	$533,000	$543,000
Dry storage	105,000	101,000
Fuel service	168,000	193,000
Interest and other income	8,000	11,000

Revenues from operations	814,000	848,000

Expenses:
Slip rental	27,000	22,000
Dry storage	6,000	5,000
Fuel service	114,000	143,000
Cost of operations	423,000	430,000
Management fees (Note 4)	43,000	43,000
Depreciation	20,000	23,000

	633,000	666,000

Net income	$181,000	$182,000

Allocation of net income

Limited Partners	$179,000	$180,000
General Partners	2,000	2,000

	$181,000	$182,000

Limited Partners’ net income per unit:	$39.71	$39.93

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2015 and year ended December 31, 2014

(Unaudited)

	General Partners	Limited Partners	Total

Balance at December 31, 2013	$(794,000)	$106,000	$(688,000)

Net income	1,000	134,000	135,000

Balance at December 31, 2014	(793,000)	240,000	(553,000)

Net income	2,000	179,000	181,000

Balance at September 30, 2015	$(791,000)	$419,000	$(372,000)

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:

Net income	$181,000	$182,000

Adjustments to reconcile net income to cash flows provided by (used for) operating activities:
Depreciation and amortization	20,000	23,000
Amortization of deferred gain	(161,000)	(161,000)
Provision for doubtful accounts	-	3,000

Changes in assets and liabilities:
Accounts receivable	(8,000)	2,000
Other assets	4,000	(2,000)
Accounts payable and accrued expenses	(55,000)	(21,000)
Deferred rentals	(3,000)	15,000

Cash flows (used for) provided by operating activities	(22,000)	41,000

Cash flows used in investing activities:
Acquisition of vehicles	(4,000)	(11,000)

Cash flows used for investing activities	(4,000)	(11,000)

Net (decrease) increase in cash and cash equivalents	(26,000)	30,000

Cash and cash equivalents at the beginning of period	152,000	142,000

Cash and cash equivalents at the end of period	$126,000	$172,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

The Partnership was formed to sell a maximum of 12,000 units of limited partnership interest at $5,000 per unit ($60,000,000). The General Partners have contributed a total of $1,000. On November 27, 1989, the Partnership’s offering was terminated with 4,508 units issued, resulting in $22,540,000 of limited partner funds being raised (before commission discount of $3,000 granted to an investor). Half of each Limited Partner’s total capital contribution was deferred. The final installment was due on August 1, 1990, and $27,000 of such deferrals remain outstanding. At September 30, 2015, a subsidiary of the General Partner owned 45.63% of the outstanding limited partnership units.

The term of the Partnership Agreement is until its dissolution and, in any event, not later than December 31, 2038. The General Partners expect to dissolve the Partnership once it fulfills its obligations under the terms of its lease with Kampgrounds of America (“KOA”), which commitment expires on March 27, 2017.

Basis of Presentation

The unaudited financial statements of Tower Park Marina Investors, LP at September 30, 2015 and for the nine months ended September 30, 2015 are presented in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. These unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

Impairment of Long-lived Assets

The Partnership reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The measurement of possible impairment is based primarily on the undiscounted future operating cash flows without interest charges generated through the use of these assets during their remaining estimated useful life. The assessed recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. The Partnership believes that no events occurred that would impair the carrying value of its long-lived assets during the nine months ended September 30, 2015.

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

September 30, 2015

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

Earnings Per Unit

Per unit data is based on the 4,508 weighted average number of the Limited Partnership units outstanding during the nine months ended September 30, 2015 and 2014.

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

September 30, 2015

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

The Partnership believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of September 30, 2015 and December 31, 2014 approximate their fair values because of the short-term nature of those instruments.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

September 30, 2015

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards (continued)

In July 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory Database. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.

The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The revenue recognition policies of almost all entities will be affected by the new guidance in the ASU. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.

In August 2015, the FASB issued Accounting Standards (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards (continued)

All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09.

2.	Tower Park Marina

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. As of September 30, 2015, $307,000 has been spent towards this commitment, and the Partnership has made all identified deferred maintenance repairs. The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners.

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with ASC Topic 840, Leases, $2,152,000 of the gain from the sale was deferred and is amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For the three and nine months ended September 30, 2015 and 2014, $54,000 and $161,000, respectively, of the deferred gain from the sale was amortized for each period, and is reflected as a reduction in cost of operations. The remaining unamortized gain balance at September 30, 2015 and December 31, 2014 is $323,000 and $484,000, respectively.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

2.	Tower Park Marina (continued)

At September 30, 2015 and December 31, 2014 the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2015	2014
Leasehold interest	$27,000	$27,000
Floating docks	94,000	94,000
Furniture, fixtures and equipment	247,000	243,000
Vehicles	46,000	46,000

	414,000	410,000

Less accumulated depreciation and amortization	(369,000)	(349,000)

	$45,000	$61,000

See Note 5 for a discussion of the Partnership’s continuing obligations with respect to the marina and adjacent property.

3.	Other Assets

Other assets at September 30, 2015 and December 31, 2014 are composed of the following:

	2015	2014
Fuel inventory	$12,000	$24,000
Other prepaid expenses	33,000	25,000

	$45,000	$49,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined in the agreement). Management fees were $43,000 for the nine months ended September 30, 2015 and 2014. Management fees for the three months ended September 30, 2015 and 2014 were $17,000 and $16,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates earn a fee equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were earned by the General Partners or their affiliates for the nine months ended September 30, 2015 and 2014, or for the year ended December 31, 2014.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

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

In 2013, KOA agreed to reduce the Partnership’s lease payments. Effective March 1, 2013, the monthly lease payment was reduced from $29,692 to $16,667. The Partnership will make an additional payment (“Percentage Rent”) to KOA calculated as follows: 30% of Gross Profit between $800,000 and $900,000, plus 40% of Gross Profit between $900,000 and $1,000,000, plus 50% of Gross Profit in excess of $1,000,000. The maximum Percentage Rent payable for any calendar year is $250,000. Included in lease expense in cost of operations is $ $100,000 paid to KOA for the nine months ended September 30, 2015 and 2014. Also included in lease expense in cost of operations is $10,000 and $30,000 related to the CSLC lease for the three and nine month periods ended September 30, 2015 and 2014.

These contractual obligations are summarized below:

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years
Operating Leases:
KOA Lease	$300,000	$50,000	$250,000	-

Deferred maintenance reserve	109,000	109,000	-	-

CSLC Lease Reimbursement	60,000	10,000	50,000	-

Capital Improvement Commitment	73,000	13,000	60,000	-

Total	$542,000	$182,000	$360,000	-

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

	(Amounts in 000’s)
	For the nine-months ended September 30,		For the three-months ended September 30,

Revenues	2015	2014	2015	2014
Slip Rental	$533	$543	$192	$196
Dry Storage	105	101	36	35
Fuel Service	168	193	101	125
Interest income	8	11	3	2

Total Revenue	$814	$848	$332	$358

Profit (Loss)
Slip Rental	$506	$521	$181	$186
Dry Storage	99	96	33	33
Fuel Service	54	50	33	36
Other (1)	(478)	(485)	(172)	(167)

Total Profit	$181	$182	$75	$88

(1)

These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

6.	Segment Reporting (continued)

	(Amounts in 000’s)
	September 30, 2015	December 31, 2014
Assets
Slip Rental	$97	$94
Unallocated amount (2)	152	193

Total Assets	$249	$287

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here.

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $18,000 and $17,500 for the calendar years 2015 and 2014, respectively. The Partnership may match up to 50% of the employee’s quarterly contribution up to $1,500 per year. The Partnership’s matching contribution for each of the nine months ended September 30, 2015 and 2014 was $450.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

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

TOWER PARK MARINA INVESTORS, L.P.

a California Limited Partnership

PARTI. FINANCIAL INFORMATION

September 30, 2015

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

The operations of Tower Park Resort are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 76.8% as of September 30, 2015. Dry storage has remained stable. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Resort are consistent with those experienced by other marinas in the area.

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

September 30, 2015

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations for the nine months ended September 30, 2015 and 2014

The revenues and expenses of the Partnership for the nine months ended September 30, 2015 are generated from the marina and dry storage operations of TowerPark in the Sacramento – San Joaquin Delta near Sacramento. As of September 30, Tower Park Marina had the following occupancies:

	2015		2014
	Available	Occupied	Available	Occupied

Wet slips	220 (1)	76.8%	220 (1)	84.1%
Dry storage	149	75.2%	147	74.8%

(1) non-transient slips only

For the nine months ended September 30, 2015, operating revenues for Tower Park have decreased $34,000 to $814,000. Occupancies have slowly declined at the marina, with slip rental revenues decreasing $10,000 to $533,000, offset by a slight $4,000 upswing in dry storage revenues to $105,000. Gasoline and diesel sales remain extremely competitive in the area, however, fuel margins improved due to dropping fuel costs. Although fuel service revenues were down slightly from prior year, departmental profits improved due to favorable costs.

The Partnership’s net profit from operations was $40,000 for the nine months ended September 30, 2015. The Partnership continues to look for ways to improve operations, including promotions to reward long-term slip-lease contracts.

The Partnership’s cash balance decreased $26,000 to $126,000 for the nine months ended September 30, 2015.

Liquidity and capital resources

The Partnership’s net profit from operations (net income/loss before depreciation and amortization of deferred gain) was $40,000 for the nine months ended September 30, 2015, an decline of $4,000 over the prior year. Operations at the marina have remained largely flat due to the sluggish local economy. The marina continues to struggle to gain a competitive advantage.

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. The sale requires the Partnership to make approximately $416,000 in repairs to the property and resulted in a gain of approximately $8,117,000 and deferred gain of $2,152,000.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

September 30, 2015

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

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3-5 Years
Operating Leases:
KOA Lease	$300,000	$50,000	$250,000	-

Deferred maintenance reserve	109,000	109,000	-	-

CSLC Lease Reimbursement	60,000	10,000	50,000	-

Capital Improvement Commitment	73,000	13,000	60,000	-

Total	$542,000	$182,000	$360,000	-

The Partnership had a remaining cash balance of $126,000 as of September 30, 2015. However, despite the reduction of rent due on the lease with KOA, and continued efforts to reduce costs, the Partnership’s liabilities exceed its current cash and accounts receivable balances. This trend, in conjunction with escalating audit and SEC filing costs and requirements raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward, and to continue as a going concern.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PART I. FINANCIAL INFORMATION

September 30, 2015

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

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

September 30, 2015

(Unaudited)

ITEM 4.	Controls and Procedures (Continued)

Changes in Internal Control Over Financial Reporting.

No changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

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

Not Applicable

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

September 30, 2015

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

DATED: November 12, 2015

TOWER PARK MARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Michael M. Sachs
Michael M. Sachs
President