Form 10-K
period 2015-12-31
TOWER PARK MARINA INVESTORS LP
filed 2016-03-28
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2015

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

As of December 31, 2015 and 2014, the Partnership leased one property, known as Tower Park Marina. Reference is made to Item 2 for additional information about this property.

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

Governmental Approvals

A portion of Tower Park Marina is operated under a lease (the “CSLC Lease”) with the California State Lands Commission (“CSLC”). Our assignment or sublease of its rights under this agreement required the consent of the CSLC. Effective January 1, 1999, the CSLC Lease was extended until December 31, 2023. In connection with the March 27, 2007 sale of Tower Park Marina to KOA, the Registrant also sold its leasehold interest in the lease between the CSLC (as landlord) and the Registrant (as tenant), dated as of January 14, 1999. Pursuant to the new lease with KOA, the Partnership is required to make payments of approximately $40,000 annually to KOA to satisfy its obligation under the CSLC lease.

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

At December 31, 2015, Westrec Marina Management, Inc. (“WMMI”), a subsidiary of the General Partner, owned 46.52% of the outstanding limited partnership units. Consequently, WMMI has the ability to significantly influence all matters submitted to a vote of our Limited Partners, resolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the Limited Partners. WMMI’s interest in such matters may differ from other Limited Partners. In addition, WMMI’s ownership may make it more difficult for another party to take over our Partnership without WMMI’s approval. However, as an affiliate of the General Partners of the Partnership, WMMI is required to protect the interests of the Limited Partners.

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

As of December 31, 2015, the Partnership leases Tower Park Marina, which is located in San Joaquin County, California. The property was acquired on February 1, 1988. The portion of property leased and operated as Tower Park Marina is situated on 12 acres, which are leased from the CSLC.

Tower Park Marina consists of the following:

a) 213 covered slips contained in 17 covered sheds; with an average annual rent of $4,087 average annual occupancy of 75.4%. The covered boat slips at Tower Park Marina are typically rented on a month to month basis

(b) 7 permanent open slips rented on a monthly basis; with an average annual rent of $ 2,581, and average annual occupancy of 64.3%.

(c) 69 transient, lineal boat dockage slips which are rented on a daily or weekly basis.

(d) two covered dry boat storage areas with capacity for approximately 56 boats, with an average annual rent of $1,885, and average annual occupancy of 85.7%.

(e) additional dry storage areas with capacity for approximately 93 boats, with an average annual rent of $1,040, and average annual occupancy of 58%

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

In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. As of March 13, 2016, the permanent wet slip facilities (consisting of 216 slips) were approximately 73.1% leased.

The CSLC Lease provides for annual rent based on gross receipts, with minimum annual rent of $40,000. For the year ended December 31, 2015, rent expense for the CSLC Lease was $45,000.

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

As of December 31, 2015, WMMI had acquired 2097 Units in the Partnership, representing 46.52% of the outstanding units at an average price of $198 per Unit. WMMI has most recently purchased Units for $25 per Unit.

Exclusive of the General Partners’ interests in Partnership, as of December 31, 2015, there were approximately 582 Unit holders of record.

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

The operations of Tower Park Marina are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 71.4% as of December 31, 2015. Dry storage has suffered similarly. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Marina are consistent with those experienced by other marinas in the area.

In an effort to partially offset the lower revenues that were being generated, operating hours were reduced during the off-season for 2015 and 2014, and the marina is only open 4 days a week during the off season. These reductions have helped keep operating costs down. The Partnership’s monthly lease payment to KOA had a scheduled increase in March of 2012; from $25,000 per month to $29,692 which translated to $56,304 of additional lease expense annually. In 2013, the Partnership renegotiated the lease payment in an effort to improve cash flow from the property. Effective March 1, 2013, the monthly lease payment was reduced from $29,692 to $16,667, plus an additional amount of percentage rent based on the Partnership’s annual revenue. This reduction has helped offset the downward trend of the property’s operating results and cash flows.

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

2015 Compared to 2014

For the year ended December 31, 2015, gross revenue for Tower Park decreased $22,000 to $1,021,000. This was primarily the result of decreasing fuel service revenues due to declining fuel prices, and to a smaller extent, declining sales volume.

The Partnership’s net profit from operations of $120,000 for the year ended December 31, 2015 is a decline of $15,000 from the previous year. This was due to declining revenues and increasing costs of operations. Payroll and maintenance costs increased during the year, as well as increases in professional fees and lease expense.

The Partnership’s cash balance decreased $37,000 to $115,000 for the year ended December 31, 2015.

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

Liquidity and Capital Resources

The Partnership net income includes $215,000 of amortization of the deferred gain, a non-cash item. After considering non-cash items, the Partnership actually incurred a net loss from operations for the year ended December 31, 2015 of $66,000 (net income/loss before depreciation and amortization of deferred gain), which was covered from existing cash balances

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to KOA for $13,500,000 in cash. The sale requires the Partnership to make approximately $400,000 in repairs to the property and resulted in a gain of approximately $8,117,000 and deferred gain of $2,152,000. The proceeds from the sale were used to repay the Partnership’s note payable and the payable to affiliates. In April 2007, the Partnership made a distribution of $3,642,000 to its partners.

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

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years
Operating Leases:
KOA Lease	$250,000	$200,000	$50,000
Deferred maintenance reserve	109,000	109,000	—
CSLC Lease Reimbursement	50,000	40,000	10,000
Capital Improvement Commitment	60,000	50,000	10,000
Total	$469,000	$399,000	$70,000

The Partnership had a remaining cash balance of $115,000 as of December 31, 2015. However, despite the reduction of rent due on the lease with KOA, and continued efforts to reduce costs, the Partnership continues to operate at a deficit, and its liabilities exceed its current cash and accounts receivable balances. These trends, in conjunction with escalating audit and SEC filing fees and requirements raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward, and to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2015.

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

Name	Age	Office and Date of Election	Business Experience During Past 5 Years

Michael M. Sachs	74	President, Secretary and Director of the Corporate General Partner (1990) and of Tower Park Operating Corporation (1997)	Mr. Sachs is President, Secretary and Director of Westrec Financial and President of Westrec Properties (1990) and Vice-President, Secretary and Director of WMMI (1987). Mr. Sachs was a director of New Century Financial Corporation, a residential mortgage brokerage, since its inception in 1995 to its conclusion in 2008.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to its General Partners, the executive officers and directors of the Corporate General Partner and greater than ten-percent beneficial owners of the Partnership were complied with.

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

	Number of Limited Partnership Units Owned at March 22, 2016	Percent of Class
Name and Address of Beneficial Owner

Westrec Marina Management, Inc. 16633 Ventura Blvd., 6th Floor Encino, CA 91436	2099	46.56%

The Partnership has no officers or directors.

As of December 31, 2015, the General Partners had contributed an aggregate of $1,000 to the capital of Partnership. None of the directors and officers of the Corporate General Partner own any Units of limited partnership interest of the Partnership. The Corporate General Partner is a wholly-owned subsidiary of Westrec Properties, which is a wholly-owned subsidiary of Westrec Financial.

Westrec Financial (which may be deemed a parent of the Partnership) has two classes of authorized stock, Common Stock and Convertible Participating Preferred Stock (the “Preferred Stock”), which vote together as a class, except with respect to the election of directors. As of December 31, 2015, there was no Preferred Stock outstanding.

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

The General Partners and their affiliates are entitled to the following compensation:

1. “Acquisition and Development Fees” to be paid to the General Partners or their affiliates for their services in connection with the analysis, research, negotiation, documentation, acquisition, construction and development related to investments for the Partnership, in an amount equal to 6% of the purchase price or the cost of construction of the properties. “Cumulative Acquisition and Development Fees” paid to the General Partners and their affiliates through December 31, 2015 totaled $1,720,000, (none of which was paid or incurred in 2015 or 2014).

2. A “Loan Brokerage Fee” to be paid to the General Partners or their affiliates for their services in negotiating and obtaining permanent financing on properties from an unaffiliated lender, in an amount equal to 1% of the principal amount of the financing or refinancing, which would be reduced to the extent any other loan brokerage fee is paid to any other loan broker in connection with the transaction. Loan Brokerage Fees paid to the General Partners and their affiliates through December 31, 2015 totaled $96,000 (none of which was paid or incurred in 2015 or 2014).

3. The Corporate General Partner made advances to the Partnership during 1998 through 2006 to cover operating deficits and capital expenditures. In connection with the March 27, 2007 sale of Tower Park Marina, the Partnership was able to repay the outstanding principal and interest owed to the Corporate General Partner. Accordingly, no interest was paid or accrued to the Corporate General Partner for the years ended December 31, 2015 or 2014.

4. The General Partners are entitled to receive a percentage of distributions of Cash Flow from Operations and Cash from Sales and Refinancing with respect to any fiscal year. The General Partners have agreed that their share of any future distributions is 1%. The General Partners received $36,000 of such distributions in 2007. No distributions were received in 2015 or 2014.

The Partnership and WMMI, a subsidiary of Westrec Financial, have entered into a management agreement pursuant to which WMMI is entitled to receive, as compensation for its management services, a property management fee, payable monthly, in an amount equal to the sum of (i) 6% of the “Gross Revenue” from operations of the properties and (ii) 6% of the “Net Sales Revenue” from operations of the properties. The term “Gross Revenue” means all receipts (net of security deposits returned to the tenants) from the operations of the properties, including without limitation, rental payments of lessees of space in the marinas, vending machine or concessionaire revenues, maintenance charges, if any, paid by the tenants of the marinas in addition to basic rent, parking fees, if any, revenues from boat rentals or campground rentals, if any, and rental payments received under any subleases, but excluding all revenues from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline. The term “Net Sales Revenue” means all receipts from the properties from the sale of goods or merchandise (other than vending machine and concessionaire revenues), including gasoline, minus the direct cost of the goods sold (not including any overhead costs of the Partnership). The management fee will cover, without additional expense to the Partnership, the time WMMI’s executive officers expend on project management and WMMI’s overhead costs such as its expenses for rent, utilities and servicing of the Partnership’s accounts payable. During 2015 and 2014, $55,000 and $54,000, respectively, was paid or accrued by the Partnership to WMMI pursuant to the management agreements.

ITEM 14.	Principal Accountant Fees and Services

The following audit services were provided by Vasquez & Company LLP during fiscal 2015 and 2014:

	2015	2014

Audit fees (1)	$53,000	$47,000
All other fees	—	—

Total	$53,000	$47,000

(1)	Audit Fees

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

TOWER PARK MARINA INVESTORS, L.P.,
(formerly PS MARINA INVESTORS I), a California Limited Partnership

Dated: March 24, 2016	By:	Westrec Investors, Inc.,
(formerly PS MARINA INVESTORS, INC.) General Partner

		By:	/s/ Michael M. Sachs
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature	Capacity	Date

Principal Executive Officer, Principal Operating Officer, Principal Financial and Accounting Officer	President, Secretary, Vice President and Chief Financial Officer and Director of Westrec Investors, Inc., the Corporate General Partner of the Partnership	March 20, 2016

/s/ Michael M. Sachs
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,

VASQUEZ & COMPANY LLP

The Partners

Tower Park Marina Investors, L.P.,

(formerly PS Marina Investors I),

a California Limited Partnership

We have audited the accompanying balance sheets of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership (the Partnership), as of December 31, 2015 and 2014, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Park Marina Investors, L.P. (formerly PS Marina Investors I), a California Limited Partnership as of December 31, 2015 and 2014, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8, the Partnership’s property is not generating a satisfactory level of cash flow and cash flow projections do not indicate significant improvement in the near term. In addition, the Partnerships’ liabilities exceed its assets by $433,000. These circumstances raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward and to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

/S/ Vasquez & Company LLP

Los Angeles, California

March 24, 2016

TOWER PARK MARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

December 31, 2015 and 2014

	December 31,
	2015	2014
ASSETS

Cash and cash equivalents	$115,000	$152,000
Accounts receivable net of allowance for doubtful accounts of $35,000 in 2015 and $31,000 in 2014	40,000	25,000
Tower Park Marina, net (Note 2)	64,000	61,000
Other assets (Note 3)	41,000	49,000

TOTAL ASSETS	$260,000	$287,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$399,000	$327,000
Deferred gain on sale of Tower Park Marina (Note 2)	269,000	484,000
Deferred rentals	25,000	29,000

Total liabilities	693,000	840,000

Commitments and contingencies (Note 5)	—	—

Partners’ equity (deficit):
Limited partners’ equity, $5,000 per unit, 4,508 units authorized, issued and outstanding	386,000	267,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity	359,000	240,000
General partners’ deficit	(792,000)	(793,000)

Total partners’ deficit	(433,000)	(553,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$260,000	$287,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the years ended December 31, 2015 and 2014

	2015	2014
Revenues:
Slip rental	$686,000	$687,000
Dry storage	142,000	134,000
Fuel service	184,000	208,000
Other income	9,000	14,000

Revenues from operations	1,021,000	1,043,000

Expenses:
Slip rental	31,000	29,000
Dry storage	9,000	6,000
Fuel service	124,000	158,000
Cost of operations	653,000	630,000
Management fees (Note 4)	55,000	54,000
Depreciation and amortization	29,000	31,000

	901,000	908,000

Net income	$120,000	$135,000

Allocation of net income

Limited Partners	$119,000	$134,000
General Partners	1,000	1,000

	$120,000	$135,000

Limited Partners’ net income per unit:	$26.40	$29.72

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

For the years ended December 31, 2015 and 2014

	General Partners	Limited Partners	Total

Balances at December 31, 2013	$(794,000)	$106,000	$(688,000)

Net income	1,000	134,000	135,000

Balances at December 31, 2014	(793,000)	240,000	(553,000)

Net income	1,000	119,000	120,000

Balances at December 31, 2015	$(792,000)	$359,000	$(433,000)

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:

Net income	$120,000	$135,000

Adjustments to reconcile net income to cash flows (used in) from operating activities:
Depreciation and amortization	29,000	31,000
Amortization of deferred gain	(215,000)	(215,000)
Provision for doubtful accounts	10,000	5,000

Changes in assets and liabilities:
Accounts receivable	(25,000)	9,000
Other assets	8,000	4,000
Accounts payable and accrued expenses	72,000	43,000
Deferred rentals	(4,000)	8,000

Cash flows (used in) from operating activities	(5,000)	20,000

Cash flows used in investing activities:
Improvements to marina facilities	(32,000)	(10,000)

Cash flows used in investing activities	(32,000)	(10,000)

Net (decrease) increase in cash and cash equivalents	(37,000)	10,000

Cash and cash equivalents at the beginning of year	152,000	142,000

Cash and cash equivalents at the end of year	$115,000	$152,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

The Partnership was formed to sell a maximum of 12,000 units of limited partnership interest at $5,000 per unit ($60,000,000). The General Partners have contributed a total of $1,000. On November 27, 1989, the Partnership’s offering was terminated with 4,508 units issued, resulting in $22,540,000 of limited partner funds being raised (before commission discount of $3,000 granted to an investor). Half of each Limited Partner’s total capital contribution was deferred. The final installment was due on August 1, 1990, and $27,000 of such deferrals remain outstanding. At December 31, 2015, a subsidiary of the General Partner owned 46.52% of the outstanding limited partnership units.

The term of the Partnership Agreement is until its dissolution and, in any event, not later than December 31, 2038. The General Partners expect to dissolve the Partnership once it fulfills its obligations under the terms of its lease with Kampgrounds of America (“KOA”), which commitment expires on March 27, 2017.

Basis of Presentation

The financial statements of Tower Park Marina Investors, LP as of and for the years ended December 31, 2015 and 2014 are presented in accordance with accounting principles generally accepted in the United States of America for annual financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instruction to Form 10 and Article 8 of Regulation S-X.

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

December 31, 2015 and 2014

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Tower Park Marina (continued)

Maintenance, repairs, and investments in minor equipment are charged to operations. Expenditures that will materially increase the value of properties or extend useful lives are capitalized.

Impairment of Long-lived Assets

The Partnership reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The measurement of possible impairment is based primarily on the undiscounted future operating cash flows without interest charges generated through the use of these assets during their remaining estimated useful life. The assessed recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. The Partnership believes that no events occurred that would impair the carrying value of its long-lived assets during the year ended December 31, 2015.

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

December 31, 2015 and 2014

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

December 31, 2015 and 2014

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Fair Value Measurements (continued)

The Partnership has segregated all financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy. The Partnership has no non-financial assets and liabilities that are measured at fair value.

The Partnership believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of December 31, 2015 and 2014 approximate their fair values because of the short-term nature of those instruments.

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the years ended December 31, 2015 and 2014; 4,508.

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

Recently Issued Accounting Standards

In May 2014 the FASB issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606). This ASU provides a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. GAAP. The revenue recognition policies of almost all entities will be affected by the new guidance in the ASU. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Partnership has yet to determine the impact this ASU will have on its financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards (continued)

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, Revenue from Contracts with Customers, requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent).

The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the following:

•	An entity determines whether it is a principal or an agent for each specified good or service promised to a customer.

•	An entity determines the nature of each specified or service (e.g., whether it is a good, service, or a right to a good or service).

•	When another entity is involved in providing goods or services to a customer, an entity that is a principal obtains control of: (a) a good or another asset from the other party that it then transfers to the customer; (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity’s behalf; or (c) a good or service from the other party that it combines with other goods or services to provide the specified good or service to the customer.

•	The purpose of the indicators in paragraph 606-10-55-39 is to support or assist in the assessment of control. The amendments in paragraph 606-10-55-39A clarify that the indicators may be more or less relevant to the control assessment and that one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances.

The amendments amend certain existing illustrative examples and add additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Private entities must apply the amendments one year later. The Partnership has yet to determine the impact this ASU will have on its financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards (continued)

In February 2016, the FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02 —Leases (Topic 842).Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 (i.e., January 1, 2020, for a calendar year entity), and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities and all nonpublic business entities upon issuance.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

The Partnership has yet to determine the impact this ASU will have on its financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards (continued)

In January 2016, the FASB issued Accounting Standards Updates No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing U.S. GAAP by:

•	Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

•	Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

•	Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

•	Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

•	Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019.

The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost.

The Partnership has yet to determine the impact this ASU will have on its financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards (continued)

In November 2015, the FASB issued Accounting Standards Updates (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.

The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, not-for-profit organizations, and employee benefit plans, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Partnership believes this ASU will have no impact on its financial statements.

In January 2015,the FASB issued ASU 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items .

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

December 31, 2015 and 2014

2.	Tower Park Marina

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. As of December 31, 2015, $307,000 has been spent towards this commitment, and the Partnership has made all identified deferred maintenance repairs. The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners. In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with accounting principles generally accepted in the United States of America, $2,152,000 of the gain from the sale was deferred and is amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%. For each of the years ended December 31, 2015 and 2014, $215,000 of the deferred gain from the sale was amortized for each year, and is reflected as a reduction in cost of operations. The remaining unamortized gain balance at December 31, 2015 and 2014 is $269,000 and $484,000, respectively.

At December 31, the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2015	2014
Leasehold interest	$27,000	$27,000
Floating docks	115,000	94,000
Furniture, fixtures and equipment	253,000	243,000
Vehicles	47,000	46,000

	442,000	410,000
Less accumulated depreciation and amortization	(378,000)	(349,000)

	$64,000	$61,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

3.	Other Assets

Other assets at December 31, are composed of the following:

	2015	2014
Fuel inventory	$13,000	$24,000
Other prepaid expenses	28,000	25,000

	$41,000	$49,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined in the agreement). Management fees for the years ended December 31, 2015 and 2014 were $55,000 and 54,000, respectively.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the years ended December 31, 2015 and 2014.

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

In 2013, KOA agreed to reduce the Partnership’s current lease expense. Effective March 1, 2013, the monthly lease payment was reduced from $29,692 to $16,667. The Partnership will make an additional payment (“Percentage Rent”) to KOA calculated as follows: 30% of Gross Profit between $800,000 and $900,000, plus 40% of Gross Profit between $900,000 and $1,000,000, plus 50% of Gross Profit in excess of $1,000,000. The maximum Percentage Rent payable for any calendar year is $250,000. Included in lease expense in cost of operations is $238,000 and $233,000, respectively, paid to KOA (which includes $38,000 and $33,000, respectively, of Percentage Rent) for the years ended December 31, 2015 and 2014. Also included in lease expense in cost of operations is $45,000 and $41,000, related to the CSLC lease for the years ended December 31, 2015 and 2014, respectively.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

5.	Commitments and Contingencies (continued)

Approximately $442,000 has been spent on capital improvement projects. These contractual obligations are summarized below:

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years
Operating Leases:
KOA Lease	$250,000	$200,000	$50,000

Deferred maintenance reserve	109,000	109,000	—

CSLC Lease Reimbursement	50,000	40,000	10,000

Capital Improvement Commitment	60,000	50,000	10,000

Total	$469,000	$399,000	$70,000

6.	Segment Reporting

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

	(Amounts in 000’s) December 31,
Revenues	2015	2014

Slip rental	$686	$687
Dry storage	142	134
Fuel service	184	208
Other income	9	14

Total Revenue	$1,021	$1,043

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

6.	Segment Reporting (continued)

	(Amounts in 000’s) December 31,
	2015	2014
Profit (Loss)

Slip rental	$655	$658
Dry storage	133	128
Fuel service	60	50
Other (1)	(728)	(701)

Total Profit	$120	$135

	(Amounts in 000’s) December 31,
	2015	2014
Assets
Slip rental	$115	$94
Unallocated amount	145	193

Total Assets	$260	$287

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.
(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $18,000 and $17,500 for the calendar years 2015 and 2014. The Partnership matches up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution for the years ended December 31, 2015 and 2014 was $450 and $600, respectively.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

8.	Going Concern

Despite the successful restructuring of the lease with KOA, the Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near-term. In addition, the Partnership’s liabilities exceed its assets by $433,000. These circumstances raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward and to continue as a going concern. The Partnership’s ability to continue to operate through 2015 and beyond is contingent on, among other factors, improvement in the economy and a resulting improvement in Tower Park Marina operations. Management is actively working to improve operating results at the property with staffing reductions and changes in operating procedures. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern. The General Partners expect to dissolve the Partnership once it fulfills its obligations under the terms of its lease with Kampgrounds of America (“KOA”), which commitment expires on March 27, 2017.

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