Form 10-Q
period 2016-03-31
TOWER PARK MARINA INVESTORS LP
filed 2016-05-16
CIK 831491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

As of March 31, 2016, Tower Park Marina Investors, LP had 4,508 units of limited partnership interest outstanding.

Report on Form 10-Q

For quarter ended March 31, 2016

TOWER PARKMARINA INVESTORS, L.P

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

BALANCE SHEETS

ITEM 1.	Financial Statements

ASSETS	March 31, 2016	December 31, 2015
	(Unaudited)
Cash and cash equivalents	$9,000	$115,000
Accounts receivable net of allowance for doubtful accounts of $36,000 in 2016 and $35,000 in 2015	33,000	40,000
Tower Park Marina, net (Note 2)	64,000	64,000
Other assets (Note 3)	38,000	41,000

TOTAL ASSETS	$144,000	$260,000

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$274,000	$399,000
Deferred gain on sale of Tower Park Marina (Note 2)	215,000	269,000
Payable to affiliate	16,000	—
Deferred rentals	32,000	25,000

Total liabilities	537,000	693,000

Commitments and contingencies (Note 5)	—	—

Partners’ equity (deficit):
Limited partners’ equity, $5,000 per unit, 4,508 units authorized, issued and outstanding	426,000	386,000
Deferred contributions	(27,000)	(27,000)

Limited partners’ equity	399,000	359,000
General partners’ deficit	(792,000)	(792,000)

Total partners’ deficit	(393,000)	(433,000)

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$144,000	$260,000

See accompanying notes to financial statements.

TOWERPARKMARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Revenues:
Slip rental	$154,000	$166,000
Dry storage	37,000	33,000
Fuel service	10,000	17,000
Interest and other income	2,000	3,000

Revenues from operations	203,000	219,000

Expenses:
Slip rental	4,000	6,000
Dry storage	1,000	1,000
Fuel service	8,000	15,000
Cost of operations	133,000	131,000
Management fees (Note 4)	12,000	12,000
Depreciation	5,000	6,000

	163,000	171,000

Net income	$40,000	$48,000

Allocation of net income
Limited Partners	$40,000	$48,000
General Partners	—	—

	$40,000	$48,000

Limited Partners’ net income per unit:	$8.87	$10.65

Total units outstanding	4,508	4,508

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2016 and year ended December 31, 2015

(Unaudited)

	General Partners	Limited Partners	Total
Balances at December 31, 2014	$(793,000)	$240,000	$(553,000)
Net income	1,000	119,000	120,000

Balances at December 31, 2015	(792,000)	359,000	(433,000)
Net income	—	40,000	40,000

Balances at March 31, 2016	$(792,000)	$399,000	$(393,000)

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$40,000	$48,000
Adjustments to reconcile net income to cash flows provided by (used for) operating activities:
Depreciation and amortization	5,000	6,000
Amortization of deferred gain	(54,000)	(54,000)
Provision for doubtful accounts	1,000	1,000
Changes in assets and liabilities:
Accounts receivable	6,000	(11,000)
Other assets	3,000	3,000
Accounts payable and accrued expenses	(125,000)	(76,000)
Deferred rentals	7,000	—

Cash flow used in operating activities	(117,000)	(83,000)

Cash flows used in investing activities:
Improvements to marina facilities	(5,000)	—

Cash flow used in investing activities	(5,000)	—

Cash flows provided by financing activities:
Advances from affiliate	16,000	—

Cash flow provided by financing activities	16,000	—

Net decrease in cash and cash equivalents	(106,000)	(83,000)
Cash and cash equivalents at the beginning of period	115,000	152,000

Cash and cash equivalents at the end of period	$9,000	$69,000

See accompanying notes to financial statements.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

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

The Partnership was formed to sell a maximum of 12,000 units of limited partnership interest at $5,000 per unit ($60,000,000). The General Partners have contributed a total of $1,000. On November 27, 1989, the Partnership’s offering was terminated with 4,508 units issued, resulting in $22,540,000 of limited partner funds being raised (before commission discount of $3,000 granted to an investor). Half of each Limited Partner’s total capital contribution was deferred. The final installment was due on August 1, 1990, and $27,000 of such deferrals remain outstanding. At March 31, 2016, a subsidiary of the General Partner owned 46.83% of the outstanding limited partnership units.

The term of the Partnership Agreement is until its dissolution and, in any event, not later than December 31, 2038. The General Partners expect to dissolve the Partnership once it fulfills its obligations under the terms of its lease with Kampgrounds of America (“KOA”), which commitment expires on March 27, 2017.

Basis of Presentation

The financial statements of Tower Park Marina Investors, LP at March 31, 2016 and for the three months ended March 31, 2016 and 2015 are presented in accordance with accounting principles generally accepted in the United States of America for annual financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instruction to Form 10 and Article 8 of Regulation S-X.

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

March 31, 2016

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

Impairment of Long-lived Assets

The Partnership reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The measurement of possible impairment is based primarily on the undiscounted future operating cash flows without interest charges generated through the use of these assets during their remaining estimated useful life. The assessed recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. The Partnership believes that no events occurred that would impair the carrying value of its long-lived assets during the three months ended March 31, 2016.

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

March 31, 2016

(Unaudited)

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

March 31, 2016

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Fair Value Measurements (continued)

The Partnership has segregated all financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy. The Partnership has no non-financial assets and liabilities that are measured at fair value.

The Partnership believes that the carrying value of its cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as of March 31, 2016 and December 31, 2015 approximate their fair values because of the short-term nature of those instruments.

Earnings Per Unit

Per unit data is based on the weighted average number of the Limited Partnership units outstanding during the three months ended March 31, 2016 and 2015; 4,508.

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

March 31, 2016

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

In April 2016, the FASB has issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards (continued)

The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for nonpublic entities is deferred by one year.

Identifying Performance Obligations

Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments add the following guidance:

•	An entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

•	An entity is permitted, as an accounting policy election, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service.

To identify performance obligations in a contract, an entity evaluates whether promised goods and services are distinct. The amendments improve the guidance on assessing the promises are separately identifiable criterion by:

•	Better articulating the principle for determining whether promises to transfer goods or services to a customer are separately identifiable by emphasizing that an entity determines whether the nature of its promise in the contract is to transfer each of the goods or services or whether the promise is to transfer a combined item (or items) to which the promised goods and/or services are inputs.

•	Revising the related factors and examples to align with the improved articulation of the separately identifiable principle.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards (continued)

Licensing Implementation Guidance

Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments are intended to improve the operability and understandability of the licensing implementation guidance by clarifying the following:

1.	An entity’s promise to grant a customer a license to intellectual property that has significant standalone functionality (e.g., the ability to process a transaction, perform a function or task, or be played or aired) does not include supporting or maintaining that intellectual property during the license period.

2.	An entity’s promise to grant a customer a license to symbolic intellectual property (that is, intellectual property that does not have significant standalone functionality) includes supporting or maintaining that intellectual property during the license period.

3.	An entity considers the nature of its promise in granting a license, regardless of whether the license is distinct, in order to apply the other guidance in Topic 606 to a single performance obligation that includes a license and other goods or services (in particular, the guidance on determining whether a performance obligation is satisfied over time or at a point in time and the guidance on how best to measure progress toward the complete satisfaction of a performance obliation satisfied over time).

In May 2016, the FASB has issued Accounting Standards Update (ASU) 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting.

SEC Staff Announcement, “Rescission of Certain SEC Staff Observer Comments upon Adoption of Topic 606, Revenue from Contracts with Customers,” was announced at the March 3, 2016, EITF meeting. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The SEC Staff is rescinding the following SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606, Revenue from Contracts with Customers.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

1.	Summary of Significant Accounting Policies and Partnership Matters (continued)

Recently Issued Accounting Standards (continued)

Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606:

•	Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2;

•	Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1;

•	Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; and

•	Accounting for Gas-Balancing Arrangements (i.e., use of the “entitlements method”), which is codified in paragraph 932-10-S99-5.

The Partnership has yet to determine the impact the ASUs on Revenue Recognition will have on its financial statements.

In February 2016, the FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02 — Leases (Topic 842).Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

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

March 31, 2016

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

In January 2016, the FASB issued Accounting Standards Updates No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing U.S. GAAP by:

•	Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

•	Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

•	Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

•	Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

•	Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

•	Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

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

March 31, 2016

(Unaudited)

2.	Tower Park Marina

On March 27, 2007, the Partnership completed the sale of substantially all the assets of Tower Park Marina and RV Park to Kampgrounds of America (“KOA”) for $13,500,000 in cash. Net cash received was reduced to $13,459,000 due to property taxes and closing costs borne by the Partnership amounting to $41,000. The assets sold included the land and improvements known as Tower Park Marina, the Partnership’s 51% interest in the Little Potato Slough Mutual Water Company, the Partnership’s leasehold interest in the lease between the California State Land Commission (as landlord) and the Partnership (as tenant), dated as of January 14, 1999, approximately 100 acres of undeveloped land, and certain personal property associated with the foregoing. The gain was further reduced by $416,000 of deferred maintenance repairs identified by KOA. As of March 31, 2016, $307,000 has been spent towards this commitment, and the Partnership has made all identified deferred maintenance repairs. The Partnership recognized a gain of $8,117,000 and deferred gain of $2,152,000 from the sale. The proceeds from the sale were used primarily to repay the Partnership’s note payable and the payable to affiliates, and in April 2007, the Partnership made a distribution of $3,642,000 to its partners. In connection with the sale, the existing lease agreement between KOA and the Partnership, under which the Partnership had leased the RV Park and retail store at Tower Park Marina to KOA, was terminated. Pursuant to a new lease, KOA leased back to the Partnership the marina facilities and dry storage buildings that make up a portion of the property that was sold. In accordance with accounting principles generally accepted in the United States of America, $2,152,000 of the gain from the sale was deferred and is amortized as a reduction in rent expense over the ten-year term of the lease agreement. The amount of the gain that was deferred was based on the Partnership’s ten year lease commitment, discounted at 10%.

For each of the three month periods ended March 31, 2016 and 2015, $54,000 of the deferred gain from the sale was amortized, and is reflected as a reduction in cost of operations. The remaining unamortized gain balance at March 31, 2016 and December 31, 2015 is $215,000 and $269,000, respectively.

At March 31, 2016 and December 31, 2015 the remaining assets related to Tower Park Marina that remain as part of the Partnership are composed of the following:

	2016	2015
Leasehold interest	$27,000	$27,000
Floating docks	115,000	115,000
Furniture, fixtures and equipment	258,000	253,000
Vehicles	47,000	47,000

	447,000	442,000
Less accumulated depreciation and amortization	(383,000)	(378,000)

	$64,000	$64,000

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

3.	Other Assets

Other assets At March 31, 2016 and December 31, 2015 are composed of the following:

	2016	2015
Fuel inventory	$16,000	$13,000
Other prepaid expenses	22,000	28,000

	$38,000	$41,000

Fuel inventory is stated at the lower of cost (average cost method) or market (replacement or net realizable value).

4.	Related Party Transactions

The Partnership has an agreement with Westrec Marina Management, Inc., an affiliate of Westrec, to manage the day-to-day operations of the marina for a fee equal to 6% of the marina’s monthly gross revenues (as defined in the agreement). Management fees for the three months ended March 31, 2016 and 2015 were $12,000 for each period.

In connection with their services in negotiating and obtaining permanent financing from an unaffiliated lender, the General Partners or their affiliates are entitled to receive an amount equal to 1% of the principal amount of the financing or refinancing, less any fees paid to other loan brokers. No loan brokerage fees were paid to the General Partners or their affiliates for the three months ended March 31, 2016 and 2015.

The Partnership received advances from an affiliate throughout the three months ended March 31, 2016, and had an outstanding liability at March 31, 2016 of $16,000. No interest was accrued on these advances.

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

In 2013, KOA agreed to reduce the Partnership’s current lease expense. Effective March 1, 2013, the monthly lease payment was reduced from $29,692 to $16,667. The Partnership will make an additional payment (“Percentage Rent”) to KOA calculated as follows: 30% of Gross Profit between $800,000 and $900,000, plus 40% of Gross Profit between $900,000 and $1,000,000, plus 50% of Gross Profit in excess of $1,000,000. The maximum Percentage Rent payable for any calendar year is $250,000. Included in lease expense in cost of operations is $50,000, paid to KOA for the three months ended March 31, 2016 and 2015.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

5.	Commitments and Contingencies (continued)

Also included in lease expense in cost of operations is $10,000 related to the CSLC lease for the three months ended March 31, 2016 and 2015.

Approximately $454,000 has been spent on capital improvement projects. Contractual obligations are summarized below:

Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years
Operating Leases:
KOA Lease	$200,000	$200,000	—
Deferred maintenance reserve	109,000	109,000	—
CSLC Lease Reimbursement	40,000	40,000	—
Capital Improvement Commitment	50,000	50,000	—

Total	$399,000	$399,000	—

6.	Segment Reporting

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

	(Amounts in 000’s)
Revenues	March 31, 2016	March 31, 2015
Slip rental	$154	$166
Dry storage	37	33
Fuel service	10	17
Other income	2	3

Total Revenue	$203	$219

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

6.	Segment Reporting (continued)

	(Amounts in 000’s)
	March 31, 2016	March 31, 2015
Profit (Loss)
Slip rental	$150	$160
Dry storage	36	32
Fuel service	2	2
Other (1)	(148)	(146)

Total Profit	$40	$48

	(Amounts in 000’s)
	March 31, 2016	December 31, 2015
Assets
Slip rental	$115	$115
Unallocated amount	29	145

Total Assets	$144	$260

(1)	These items are not provided to management on a segment basis and are not used by management to measure segment profit or loss. These costs include general and administrative, repairs and maintenance, taxes, utilities and other expenses.

(2)	Information about assets is not included in the measure of segment profit or loss that is reviewed by management. However, certain information is provided to management and is thus provided here

7.	401(k) Plan

The Partnership sponsors a 401(k) Plan (the Plan) which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Code. Full time employees who are at least 21 years of age and have completed one year of service, are eligible to participate in the Plan. Participants of the Plan may choose to contribute up to 50% of their compensation per year, as defined by the Plan, up to a maximum of $18,000 for the calendar years 2016 and 2015. The Partnership matches up to 50% of the employee’s quarterly contribution up to $1,250 per year. The Partnership’s matching contribution for the each of the three months ended March 31, 2016 and 2015 was $150.

“Rollover Contributions” from other qualified plans are accepted by the Plan. The Partnership does not match contributions of this type.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

8.	Going Concern

Despite the successful restructuring of the lease with KOA, the Partnership’s marina is not generating satisfactory levels of cash flows and cash flow projections do not indicate significant improvement in the near-term. In addition, the Partnership’s liabilities exceed its assets by $393,000, and the Partnership required advances from an affiliate in the first quarter in order to meet its financial obligations.. These circumstances raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward and to continue as a going concern. The Partnership’s ability to continue to operate through 2016 and beyond is contingent on, among other factors, improvement in the economy and a resulting improvement in Tower Park Marina operations. Management is actively working to improve operating results at the property with staffing reductions and changes in operating procedures. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern. . The General Partners expect to dissolve the Partnership once it fulfills its obligations under the terms of its lease with Kampgrounds of America (“KOA”), which commitment expires on March 27, 2017.

9.	Subsequent Events

The Partnership has evaluated subsequent events for recognition or disclosure in the financial statements filed on Form 10-Q with the SEC and no events have occurred that require disclosure.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2016

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

The operations of Tower Park Resort are influenced by factors affecting the marina and boating industries nationally, as well as by local market and weather conditions. As a result of poor economic conditions in California, the demand for both wet and dry storage continues to decline. Since the sale of the property in 2007, the Partnership has seen the occupancy of the permanent wet slips decline from 95% in March 2007 to 72.7% as of March 31, 2016. Dry storage has remained stable. In order to attract new customers, the marina has been forced to run promotions and discount its slip and dry storage rates significantly. The lower occupancy rates at Tower Park Resort are consistent with those experienced by other marinas in the area.

In an effort to partially offset the lower revenues that were being generated, operating hours are reduced during the off-season, and the marina is only open 5 days a week. These reductions have kept payroll and other operating costs at a minimum. Another drain on cash flow for the Partnership is the increasing audit costs and SEC filing requirements and costs associated with the administration of the Partnership.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2016

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations for the three months ended March 31, 2016 and 2015

The revenues and expenses of the Partnership for the three months ended March 31, 2016 are generated from the marina and dry storage operations of TowerPark in the Sacramento – San Joaquin Delta near Sacramento. As of March 31, Tower Park Marina had the following occupancies:

	2016			2015
	Available		Occupied	Available		Occupied
Wet slips	216	(1)	72.7%	220	(1)	75.9%
Dry storage	147		72.8%	147		66.0%

(1)	non-transient slips only

Revenues from operations for Tower Park decreased $16,000 to $203,000 in comparison to the same period for the prior year. Slip rental occupancies decreased slightly at the marina, and revenues declined $12,000 to $154,000. Dry storage revenues were up $4,000 to $37,000. Gasoline and diesel prices remain extremely competitive in the area, and the marina experienced an decrease in fuel revenues of $7,000 compared to the prior year.

The Partnership had a net loss from operations of $9,000 for the three months ended March 31, 2016 The Partnership’s cash balance decreased $106,000 to $9,000 for the three months ended March 31, 2016, and they received an advance from an affiliate of $16,000 to enable them to meet their financial obligations.

Liquidity and capital resources

The Partnership net income includes $54,000 of amortization of the deferred gain, a non-cash item. After considering non-cash items, the Partnership actually incurred a net loss from operations for the year ended December 31, 2015 of $9,000 (net income/loss before depreciation and amortization of deferred gain), which was covered from existing cash balances, and an advance from an affiliate.

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

March 31, 2016

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

These contractual obligations are summarized below:

Tabular Disclosure of Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years
Operating Leases:
KOA Lease	$200,000	$200,000	—
Deferred maintenance reserve	109,000	109,000	—
CSLC Lease Reimbursement	40,000	40,000	—
Capital Improvement Commitment	50,000	50,000	—

Total	$399,000	$399,000	—

The Partnership had a remaining cash balance of $9,000 as of March 31, 2016. However, despite the reduction of rent due on the lease with KOA, and continued efforts to reduce costs, the Partnership continues to operate at a deficit, and its liabilities exceed its current cash and accounts receivable balances. These trends, in conjunction with escalating audit and SEC filing fees and requirements raise substantial doubt about the Partnership’s ability to meet its financial obligations going forward, and to continue as a going concern.

Off-Balance Sheet Arrangements

Partnership has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

PART I. FINANCIAL INFORMATION

March 31, 2016

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. The Partnership continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Partnership’s systems evolve with its business.

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

March 31, 2016

(Unaudited)

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the factors discussed in Item 1A of the Partnership’s Annual Report on Form 10K for the year ended December 31, 2015 should be considered when evaluating the Partnership’s business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Annual Report on Form 10-K, the risks described therein are not the only risks facing the Partnership. Additional risks that are not presently known or that management currently believes are not material could also materially adversely affect the Partnership’s business, financial position, future results and prospects.

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

Not Applicable

TOWER PARK MARINA INVESTORS, L.P.

(formerly PS MARINA INVESTORS I)

a California Limited Partnership

March 31, 2016

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

DATED: May 16, 2016

TOWERPARKMARINA INVESTORS, L.P. a California Limited Partnership

BY:	Westrec Investors, Inc.
General Partner

BY:	/s/ Michael M. Sachs
Michael M. Sachs
President